Form 10QSB
period 1995-06-30
DWYER GROUP INC
filed 1995-08-21
CIK 797502

                                  Form 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995               Commission file number 0-15227
                      -------------                                      -------

                             THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                            73-0941783
--------                                                            ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                 1010 N. University Parks Dr., Waco, TX  76707
                 ---------------------------------------------
             (Address and zip code of principal executive offices)

                                (817)  745-2400
                                ---------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act
                                     None

          Securities registered pursuant to Section 12(g) of the Act
                         Common Stock, Par Value $.10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                   Yes  X                  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at August 10, 1995
------------------------------                 ------------------------------
Common stock, $.10 par value                                        7,113,127

                             THE DWYER GROUP, INC.

                                     Index

   Part I  -  Financial Information                              Page

   Item 1.   Financial Statements
   ------
    Consolidated Balance Sheets June 30, 1995
     (unaudited) and December 31, 1994 (audited)                 3 - 4


    Consolidated Statements of Operations
     Three Months and Six Months Ended June 30,
     1995 and 1994 (unaudited)                                       5

    Consolidated Statements of Cash Flows Six
     Months Ended June 30, 1995 (unaudited) and
     December 31, 1994 (Audited)                                 6 - 7

    Notes to Consolidated Financial Statements                  8 - 13

    Item 2.  Management's Discussion and                       14 - 17
    ------    Analysis of Financial Condition
              and Results of Operations


    Part II  -  Other Information

    Item 1.  Legal Proceedings                                      18
    ------

    Item 2.  Changes in Securities                                  18
    ------

    Item 3.  Defaults Upon Senior Securities                        18
    ------

    Item 4.  Submission of Matters to a Vote                        18
    ------    of Security Holders

    Item 5.  Other Information                                      18
    ------

    Item 6.  Exhibits and Reports on Form 8-K                       18
    ------

                                     PART 1

                             FINANCIAL INFORMATION


The Dwyer Group, Inc. and Subsidiaries

-------------------------------------------------------------------------------
Consolidated Balance Sheets
-------------------------------------------------------------------------------
                                               (Unaudited)
                                                 June 30,        December 31,
                                                   1995             1994
                                                   ----             ----
ASSETS

CURRENT

Cash and cash equivalents                      $ 3,719,029       $ 4,819,795
Trade accounts receivable, net of
allowance for doubtful accounts of
$283,981 and $364,839, respectively                826,738           781,201
Accounts receivable from related parties           600,289           340,903
Note receivable from related party                 864,000                -
Accrued interest receivable                          7,262            38,500
Trade notes receivable, current portion          1,105,539         1,059,069
Note receivable - other, current portion             7,611            10,150
Inventories                                        177,021           159,838
Prepaid expenses and other                         324,523           107,254
                                               -----------       -----------

TOTAL CURRENT ASSETS                             7,632,012         7,316,710

ACCOUNTS RECEIVABLE FROM
 RELATED PARTIES, long-term portion                110,916           130,916

PROPERTY AND EQUIPMENT, at
 cost less accumulated depreciation              1,201,112         1,034,846

FRANCHISES HELD FOR RESALE                         716,399            25,815

TRADE NOTES RECEIVABLE, long-term
 portion, net of allowance for doubtful notes
 of $391,872 and $421,797, respectively          6,215,529         5,969,771

PURCHASED FRANCHISE RIGHTS, at cost
 less accumulated amortization of $252,970
 and $180,540, respectively                      1,344,083         1,436,164

PATENTS AND TRADEMARKS, at cost less
 accumulated amortization of $30,489 and
 $16,303, respectively                              98,179            92,294

NOTES RECEIVABLE FROM
RELATED PARTIES                                  1,636,369         1,525,597

NOTES RECEIVABLE - OTHER                            16,727            19,672

INVESTMENTS, equity method                         444,657           492,300

OTHER ASSETS                                       304,461            93,454
                                               -----------       -----------

                                               $19,720,444       $18,137,539
                                               ===========       ===========

The Dwyer Group, Inc. and Subsidiaries

-------------------------------------------------------------------------------
Consolidated Balance Sheets (Continued)
-------------------------------------------------------------------------------
                                              (Unaudited)
                                                June 30,     December 31,
                                                   1995          1994
                                                   ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade accounts payable                           672,082        747,567
Accrued liabilities                              527,415        673,468
Income tax payable                                36,356        370,271
Other payables                                   175,823        179,634
Current maturities of long-term debt             136,129        157,555
Franchise resale liability                       447,077              -
                                             -----------    -----------

TOTAL CURRENT LIABILITIES                      1,994,882      2,128,495

LONG-TERM DEBT, less current
 maturities                                      289,875        355,546

DEFERRED FRANCHISE SALES
 REVENUE                                       3,449,570      3,496,382

FRANCHISEE FUNDS HELD FOR
 ADVERTISING                                     425,164        292,995

DEFERRED TAX LIABILITY                            84,320         22,702


STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value - shares
 authorized, 500,000; outstanding, none                -              -
Common stock, authorized 15,000,000
 and 15,000,000 shares of $.10 par value;
 issued 7,235,552 and 7,234,552 shares
 at June 30, 1995 and December 31,
 1994, respectively                              723,556        723,456
Additional paid-in capital                     8,941,029      7,989,489
Retained earnings                              3,894,447      3,266,463
Treasury stock, at cost (122,425 and
 137,425 shares at June 30, 1995 and
 December 31, 1994, respectively)                (82,399)      (137,989)
                                             -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                    13,476,633     11,841,419
                                             -----------    -----------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                        $19,720,444    $18,137,539
                                             ===========    ===========

          See accompanying notes to consolidated Financial Statements.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                 Six Months Ended June 30,              Three Months Ended June 30,
                                                  1995              1994                    1995               1994
                                                  ----              ----                    ----               ----
REVENUES:
Royalty income                              $3,130,097        $2,485,071              $1,693,989         $1,472,025
Franchise sales                              2,495,364         2,338,366               1,144,496          1,660,789
Product sales                                  340,807           167,157                 122,354            167,157
Tax and other services                         502,230           502,943                 200,658            192,994
Interest and other revenues                    604,757           479,649                 307,891            236,879
                                            ----------        ----------              ----------         ----------
                                             7,073,255         5,973,186               3,469,388          3,729,844
COSTS AND EXPENSES:
Cost of product sales                          128,903            73,041                  59,134             73,041
Cost of tax services                           713,649           563,075                 347,320            292,521
General and administrative                   5,044,949         3,486,776               2,651,015          1,981,260
Depreciation and amortization                  190,124           116,505                 102,042             76,267
Interest                                        98,511            60,896                  51,440             53,354
                                            ----------        ----------              ----------         ----------
                                             6,176,136         4,300,293               3,210,951          2,476,443
Earnings  before income taxes                  897,119         1,672,893                 258,437          1,253,401
Provision for income taxes                     269,136           560,187                  58,233            416,161
                                            ----------        ----------              ----------         ----------

Net earnings                                $  627,983        $1,112,706              $  200,204         $  837,240
                                            ==========        ==========              ==========         ==========
Earnings per common share:
Primary and Fully Dilutive:
Earnings before income taxes                     $ .12             $ .27                   $ .04              $ .20
Provision for income taxes                        (.04)             (.09)                   (.01)              (.07)
                                                 -----             -----                   -----              -----
Net earnings per share                           $ .08             $ .18                   $ .03              $ .13
                                                 =====             =====                   =====              =====
Weighted average shares outstanding:
Primary                                      7,488,765         6,269,682               7,494,408          6,287,548
                                            ==========        ==========              ==========         ==========
Fully Dilutive                               7,496,741         6,280,089               7,510,360          6,287,548
                                            ==========        ==========              ==========         ==========

          See accompanying notes to consolidated Financial Statements.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
                                                       1995            1994
                                                       ----            ----
Cash Flows From Operating Activities:
Net earnings                                          627,984         1,112,706
Adjustments to reconcile net earnings
 to net earnings provided by operating
 activities:
Depreciation and amortization                         190,124           116,505
Provision for doubtful accounts and
 notes receivable                                    (110,783)           34,729
Notes receivable written off                          303,037                 -
Income recognized from sales previously
 deferred                                                   -           (86,716)
Sales of franchises for installment
 notes receivable                                  (1,343,889)       (1,451,650)
Payments received on notes receivable                 706,678           323,133
Sale of notes receivable                               71,871                 -
Cash received on deferred sales                       (46,812)            6,680
Equity in earnings of investment                       29,456                 -
Deferred Taxes                                         61,618             5,336
Changes in assets and liabilities:
 Accounts receivable                                   35,321          (273,239)
 Accounts receivable from related parties            (239,386)                -
 Accrued interest receivable                           31,238                 -
 Inventories                                          (17,183)           13,410
 Prepaid expenses and other assets                   (217,269)         (142,085)
 Notes receivable from related parties               (974,772)                -
 Notes receivable other                                 5,484                 -
 Other assets                                        (211,007)                -
 Accounts payable and accrued
 liabilities                                         (221,538)          282,173
 Income tax payable                                  (333,915)          155,450
 Other payables                                        (3,811)                -
 Franchise fees held for advertising                  132,169                 -
                                                   ----------        ----------
Net cash provided by operating activities          (1,525,385)           96,432
                                                   ----------        ----------

Cash Flows From Investing Activities:
Payments for patents & trademarks                     (20,071)                -
Purchase of property and equipment                   (251,587)         (291,570)
Sale of fixed assets                                        -            78,972
(Acquisition) sale of assets held for resale         (690,584)          217,500
Franchise resale liabilities                          447,077                 -
Purchase franchise rights                              19,651                 -
Purchase of Ekwill Acquisition
 Corporation Assets                                         -        (1,035,000)
                                                   ----------        ----------
Net cash used in investing activities                (495,514)       (1,030,098)
                                                   ----------        ----------

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
                                                       1995            1994
                                                       ----            ----
Cash Flows From Financing Activities:
Principal payments of debt                            (87,097)         (843,360)
Additional paid in capital                            951,540                 -
Proceeds from debt issued                                   -         1,685,000
(Purchase) sale of stock                                  100                 -
Sale of treasury stock                                 55,590                 -
                                                  -----------        ----------
Net cash used in financing
 activities                                           920,133           841,640
                                                  -----------        ----------

Net Decrease In Cash and Cash Equivalents          (1,100,766)          (92,026)
Cash and Cash Equivalents, at January 1             4,819,795         1,213,123
                                                  -----------        ----------
Cash and Cash Equivalents, at June 30             $ 3,719,029        $1,121,097
                                                  ===========        ==========

January 1, 1994 adjusted for cash and cash equivalents acquired ($43,043) in conjunction with the May 1994 acquisition of Ekwill Acquisition Corporation.

          See accompanying notes to consolidated Financial Statements.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1.   Summary of Significant Accounting Policies

A.   Organization
     ------------

The Dwyer Group, Inc. (the "Parent") is a holding company for service-based businesses providing specialty services internationally through franchising. The consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned Subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to
Mr. Rooter Corporation in 1972, and in 1986 it was reincorporated as a Delaware corporation. Until May 1, 1993, the Company operated in two segments: franchising plumbing repair and sewer and drain cleaning services as well as manufacturing and selling sewer and drain cleaning equipment and supplies. On May 1, 1993, substantially all of the assets of the manufacturing operations were sold.

On March 1, 1993, the Company, through Rooter's wholly-owned subsidiary Aire Serv Heating and Air Conditioning, Inc. ("Aire Serv"), began to grant licenses to operate air conditioning and heating repair services under the trade name Aire Serv.

On June 1, 1993, the Company acquired all of the shares of common stock of Rainbow International Carpet Dyeing & Cleaning Co. ("Rainbow"), and General Business Services, Inc. ("GBS") from its majority stockholder for 8,070,000 shares (4,035,000 shares after reverse split) of common stock. With the acquisition of GBS, the Company began operating in another segment, tax services, through GBS's wholly-owned subsidiary, General Tax Services, Inc. ("GTS"). These acquisitions have been accounted for similar to a pooling of interests because all companies were under common control.

Following the acquisition of Rainbow and GBS, the Board of Directors approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. On July 30, 1993, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation and the Company was renamed The Dwyer Group, Inc.

Effective May 1, 1994, the Company acquired Edwin K. Williams & Co. ("EKW"), a wholly-owned subsidiary of Ekwill Acquisition Corporation ("Ekwill"), a California corporation, for approximately $1,150,000 cash by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders. The acquisition of Ekwill has been accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1.   Summary of Significant Accounting Policies (continued)

Effective September 1, 1994, EKW purchased 33 1/3% of the capital stock of Service Station Computer Systems, Inc. ("SSCS") for $500,000 cash. The investment in SSCS has been accounted for under the equity method.

On September 6, 1994, the Company formed a new wholly-owned subsidiary. Mr. Electric Corporation, ("Electric"), is a Texas corporation engaged in franchising electrical contracting service businesses.

B.   Inventories
     -----------

Inventories are stated at the lower of cost or market and consist of finished goods available for sale. Cost is determined using the average cost and first-in, first-out ("FIFO") methods.

C.   Property and Equipment
     ----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

D.   Earnings Per Common Share
     -------------------------

Earnings per share of common stock is computed based on the weighted average number of shares and common equivalent shares outstanding during each of the periods. Earnings per share include the dilutive effect of unexercised stock options and warrants.

E.   Cash and Cash Equivalents
     -------------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

F.   Franchise Operations
     --------------------

Revenues from the sale of regional franchise agreements and individual franchises in the United States and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Regional franchise agreements grant the regional franchisee the right to sell individual franchises for the Company in the regional franchisee's territory. The regional franchisee generally receives a commission on individual franchises sold as well as a share of future

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

F.   Franchise Operations (continued)
     --------------------------------

royalties received by the Company from franchisees in the regional franchisee's territory. Interest on notes receivable - franchise fees is accrued and recorded as income, net of an allowance for uncollectible amounts, when due. In situations, however, where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collectibility is not reasonably certain, revenue is recognized on the installment method as amounts are collected. Interest on notes receivable - franchise fees resulting from sales recorded on the installment method is recorded when received.

Revenue from franchise royalties is generally recognized, net of an allowance for uncollectible amounts, when due from the franchisees. For Rainbow, however, royalties are recognized when reported and paid to the Company. The Company collects and holds in escrow 2% of Rooter and Aire Serv franchisee's sales to be used for an advertising campaign. The current portion of these funds, (approximately $150,000 at June 30, 1995 and December 31,1994, respectively) is included in other payables.

Revenue from product sales is recognized when orders are shipped. Revenue from tax services is recognized upon the completion of the tax service. For master license agreements, revenues are recognized upon completion of all significant initial services provided to the master licensee and upon satisfaction of all material conditions of the master license.

G.   Franchises Held For Resale
     --------------------------

On occasion, the Company purchases operating franchise territories from existing franchisees, which it markets to new franchisees. The acquisition is recorded as an asset held for resale at the lower of cost or fair market value. Any gain or loss realized when the territory is sold is included in revenue from franchise sales.

H.   Income Taxes
     ------------

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 required a change from the deferred method to the liability method for accounting for income taxes. Under the liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company files a consolidated tax return on behalf of itself and its Subsidiaries. Income tax expense is allocated to the Parent and the Subsidiaries as if they filed separate tax returns.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

I.   Intangible Assets
     -----------------

The costs of intangible assets are amortized using the straight-line method over their estimated lives of seven to fifteen years.

Note 2.   Reorganization and Acquisition of Affiliates

In June, 1993, the Company acquired two corporations, Rainbow and GBS, controlled by its majority stockholder and Chairman for approximately 8,070,000 shares (4,035,000 shares after reverse split) of common stock. GBS was purchased by the stockholder on January 11, 1993. Prior to the acquisition, both companies were "S" corporations with income taxable to the stockholder not to the corporation. The acquisitions are accounted for in a manner similar to pooling of interests.

On May 14, 1994 (effective May 1, 1994) the Company acquired EKW, a Colorado corporation and wholly-owned subsidiary of Ekwill, a California corporation, for approximately $1,150,000 by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders CO Data AG, a Swiss company and Central Data BV, a Dutch company, neither of which is affiliated with the Company. The acquisition was financed by a short-term loan from an unaffiliated entity at an annual interest rate of 12%, and repaid in August 1994. EKW grants licenses for the operation of business consulting services (counseling in finance, accounting, bookkeeping, tax matters and profit development) to small businesses. The acquisitions of EKW and Ekwill have been accounted for as a purchase and their results of operations have been included in the consolidated financial statements from the effective date of acquisition, May 1, 1994. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in allocation to purchased franchise rights of approximately $681,000. The purchased franchise rights are being amortized over 10 years on a straight-line basis.

On September 14, 1994, E.K. Williams acquired 33 1/3% of the outstanding Capital Stock of Service Station Computer Systems, Inc. ("SSCS") for


                    This portion intentionally left blank.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2.   Reorganization and Acquisition of Affiliates  (continued)

$500,000 cash. SSCS is a private concern headquartered in Salinas, California who develops and provides computerized bookkeeping products to conventional service stations, self-serve stations and convenience store operations. The investment in SSCS has been accounted for using the equity method of accounting. The cost of SSCS in excess of amounts attributable to tangible assets at September 1, 1994 (acquisition date) was approximately $257,000 and is being amortized to operations over an 8 year period using the straight-line method.

Note 3:   Statements of Cash Flows

Cash payments for interest for the six months ended June 30, 1995 and 1994 amount to $26,690 and $31,497 respectively. For the same periods, cash payments for income taxes were $642,000 and $401,000 respectively.

Note 4. Trade Note Receivable - Franchise Fees and Deferred Franchise Sales Revenue

The Company receives various notes from the sale of new franchises. These installment notes receivable are generally collateralized by the rights to the related franchise territory sold, and bear interest at approximately market rates prevailing at the dates of the transactions. A summary of such notes receivable as of June 30, 1995 and December 31, 1994 are as follows:

                                                   1995        1994
                                                   ----        ----
Amounts due within one year                     $1,105,539  $1,059,069
Amounts due after one year, net of
 allowance for uncollectible amounts
 of $391,872 and $421,797,
 respectively                                   $6,215,529  $5,969,771
                                                ----------  ----------
Total notes receivable                          $7,321,068  $7,028,840
                                                ==========  ==========

At June 30, 1995 and December 31, 1994, the amounts of deferred revenue from franchise sales were $3,449,570 and $3,496,382, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 1994 through 2004.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 5.   Property and Equipment

A summary of property and equipment as of June 30, 1995 and December 31, 1994 are as follows:

                                            1995         1994
                                            ----         ----

    Land                              $   97,159   $   97,159
    Building and Improvements            437,183      405,543
    Machinery and Equipment              808,905      103,930
    Furniture and Fixtures               383,315      868,343
    Vehicles                              12,286       12,286
                                      ----------   ----------

                                       1,738,848    1,487,261

    Less accumulated depreciation        537,736      452,415
                                      ----------   ----------

                                      $1,201,112   $1,034,846
                                      ==========   ==========


                     This portion intentionally left blank.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

At June 30, 1995, the Company's working capital ratio was approximately 3.8 to 1 compared to approximately 3.4 to 1 at December 31, 1994. In addition, the Company had working capital of approximately $5,637,000 at June 30, 1995 as compared to approximately $5,188,000 at December 31, 1994. For the remainder of fiscal 1995 management expects to fund working capital requirements primarily through operating cash flow. At June 30, 1995 and December 31, 1994, the Company had cash and cash equivalents of $3,719,000 and $4,820,000, respectively. The decrease in cash and cash equivalents since December 31, 1994 is primarily attributable to payments of approximately: $642,000 to the Internal Revenue Service for the Company's 1994 and 1995 federal income tax liabilities; $252,000 for additions to fixed assets; and $248,000 to purchase operating franchise territories from existing franchisees. The Company's planned capital expenditures for the remainder of 1995 should not exceed $250,000.

Prepaid expenses increased approximately $217,000 due to prepayments for general liability and umbrella insurance coverages, corporate training, franchise taxes, and Rainbow franchisee rebates.

Notes receivable increased approximately $292,000 (4.2%). The Company will finance a portion of franchise sales if the buyer is qualified.

The $87,000 decrease in notes payable and long-term debts as well as the $75,000 decrease in accounts payable are direct results of the Company's continuing efforts to decrease debt and vendor payables.

Notes receivable from related parties (current and long-term) increased approximately $975,000. The primary reason for the increase ($950,000) relates to the resolution with the estate of the late Donald J. Dwyer of the discrepancy between the reported amount of life insurance on Mr. Dwyer's life and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The actual life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life.

---------------------------------------------

Franchises held for resale increased approximately $691,000 and franchise resale liability increased approximately $447,000. These increases primarily relate to the repurchase from existing franchisees and subsequent operation of two
Mr. Rooter and six Aire Serv franchise territories located in the Pacific Northwest and purchased from existing franchisees.

On June 9, 1995 the Company sold 70,000 shares of Treasury Stock, at $3.50 per share, to Renaissance Capital Growth & Income Fund III, Inc.

Results of Operations
---------------------

For the six months ended June 30, 1995 compared to the six months ended
-----------------------------------------------------------------------
June 30, 1994.
--------------

Revenues increased approximately $1,100,000 (18.4%) for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. The increase in revenues is mainly attributable to increases in royalty income of $645,000 (26.0%) and franchise sales of $157,000 (6.7%), product sales of $174,000 (103.9%) and interest and other revenues of $125,000 (26.1%).

Royalty income of E. K. Williams, which was acquired in May 1994 and therefore contributed only two months of operations during the six month period ended
June 30, 1994, accounted for $344,000 of the total $645,000 increase in royalty income for the six months ended June 30, 1995 as compared to the first six months of 1994. Rooter and Aire Serv continued to grow throughout the six months ended June 30, 1995 and contributed approximately $271,000 (40.8% increase) and $60,017 (334.2% increase), respectively, in increased royalty income when compared to 1994.

For the six months ended June 30, 1995, GBS produced increased franchise sales of $511,000 (63.3%) when compared to the same period in 1994. In addition, Mr. Electric, which was organized in September 1994, produced $206,000 in franchise sales for the six months ended June 30, 1995. These franchise sales increases were partially offset by franchise sale decreases in Rooter and Aire Serv of approximately $413,000 (53.3%) and $153,000 (27.3%) respectively. These decreases are primarily attributable to the reorganization and restructure of the respective franchise sales departments necessitated by the promotion of Robert Tunmire, to the position of President and CEO of the Company due to the unexpected death of Donald J. Dwyer in December 1994. Prior to Mr. Tunmire's promotion to President of the Company, he was President of Mr. Rooter and Aire Serv, and was actively involved in the daily management and closing of franchise sales.

E. K. Williams also added approximately $341,000 in product sales for the six months ended June 30, 1995 when compared to $167,000 in product sales for May and June 1994, which was subsequent to EKW's acquisition on May 1, 1994. EKW sells products such as manual record keeping systems and forms to its franchisees and outside customers.

-----------------------------------

Interest and other revenues increased approximately $125,000 primarily due to increased interest income of approximately $93,000 from invested cash balances and interest recognized from notes receivable - related parties.

Costs and expenses increased $1,876,000 (43.6%) for the six months ended June 30, 1995 compared to the first six months of 1994. This cost and expense increase is also unfavorable when compared to the corresponding 18.4% increase in revenues. The following costs and expenses were primarily responsible for this disproportionate increase in costs and expenses: $214,000 in convention expenses relating to the Company's annual convention which was held in June
1995 compared to August 1994 for the 1994 convention; $200,000 regarding the estimated loss in the repurchase of two Rooter and six Aire Serv franchise territories from existing franchisees; $103,000 associated with the additional administrative, franchise sales, and franchise management staffing of Aire Serv; $126,000 relating to administrative, franchise sales, and franchise management employees added to GBS/EKW to achieve required staffing levels; $109,000 in conjunction with a GBS Field Support Manager (FSM) franchisee training and support program; $116,000 in increased GBS travel, advertising and postage; and $194,000 relating to the staffing of the newly created office services, international marketing, telecommunications and MIS departments. These additional costs and expenses were incurred to build the Company's infrastructure to meet the current as well as future needs and demands of the growing Dwyer organization.

For the three months ended June 30, 1995, compared to the three months ended
----------------------------------------------------------------------------
June 30, 1994.
--------------

Revenues decreased approximately $260,000 (7.0%) for the three months ended June 30, 1995 when compared to 1994. The decrease in revenues is mainly attributable to decreases in franchise sales of $516,000 (31.1%) which were partially offset by increases in royalty income of $222,000 (15.1%).

Rooter, E.K. Williams, Aire Serv and GBS contributed royalty income growth of $141,000 (40.1%), $68,000 (33.6%), $28,000 (295.5%) and $15,000 (5.7%),
respectively for the three months ended June 30, 1995 when compared to 1994. This growth was somewhat offset by a $56,000 (8.7%) decrease in Rainbow's royalty income for the three months ended June 30, 1995 when compared to 1994. Management anticipates continued overall growth in royalty income for the remainder of 1995.

For the quarter ended June 30, 1995 when compared to 1994, Rooter, GBS, Aire Serv and Rainbow reported franchise sales decreases of $433,000 (84.5%), $148,000 (21.3%), $34,000 (9.6%) and $30,000 (29.5%), respectively. These franchise sales decreases were partially offset by franchise sales by Mr. Electric, which began operations in September 1994, of approximately $129,000.

Costs and expenses increased $735,000 (29.7%) in the second quarter of 1995 which is unfavorable when compared to the corresponding 7.0% decrease in revenues. The major contributors to this increase are: increased convention expenses relating to the Company's annual convention, which

-----------------------------------

was held in June in 1995 compared to the 1994 convention which was held in August 1994; $200,000 in estimated losses regarding the repurchase of two Rooter and six Aire Serv franchise territories from existing franchisees; and additional expenses associated with the reengineering of the administrative, franchise sales and franchise management departments of the operating subsidiaries, as well as the creation and build-up of several corporate administrative functions.

Earning from operations before income taxes decreased approximately $995,000 (79.4%) for the quarter ending June 30, 1995 as compared to the same period in 1994. Net earnings decreased approximately $637,000 (76.1%) or $.10 per share for the quarter ending June 30, 1995 as compared to the same period in 1994.

Impact of Inflation
-------------------

Inflation has not had a material impact on the operations of the Company.

Foreign Operations
------------------

The Company and its subsidiaries operate in eleven (11) countries. With the exception of Canada, income from master licenses is recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to remove income generated from royalties. The Company does not depend on foreign operations to have a significant impact on its cash flow. Typically, foreign franchises are sold and managed by a master licensee in that country. During the remainder of 1995, the Company anticipates making several master license sales which could result in one time, lump sums of funds flowing into the Company.

Other Disclosures
-----------------

Weighted average common and dilutive common equivalent shares outstanding have continued to increase as outstanding stock options held by management and employees are exercised or become dilutive. This trend could continue if the Company's stock price rises.

Franchises held for resale at June 30, 1995 include funds expended and liabilities assumed associated with the buy-back of certain operating franchise territories from existing franchisees. Such franchise territories are being marketed to potential new franchisees.

On June 9, 1995 the Company executed a Stock Purchase Agreement with Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance") for the sale to Renaissance of 70,000 shares of the Company's treasury stock, with certain registration rights, for an aggregate consideration of $245,000.

                                     PART 2

                               OTHER INFORMATION


The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Legal Proceedings
--------------------------------------------------------------------------------

      NONE

--------------------------------------------------------------------------------
Changes in Securities
--------------------------------------------------------------------------------

(a)   NONE

(b)   Not applicable.

--------------------------------------------------------------------------------
Defaults Upon Senior Securities
--------------------------------------------------------------------------------

      NONE

--------------------------------------------------------------------------------
Submission of Matters to a vote of Security Holders
--------------------------------------------------------------------------------

      NONE

--------------------------------------------------------------------------------
Other Information
--------------------------------------------------------------------------------

      NONE

--------------------------------------------------------------------------------
Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)   NONE

(b)   NONE

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this eighteenth day of August, 1995.


                                 The Dwyer Group, Inc.


                                 By: /s/ Robert Tummire
                                     ------------------
                                     Robert Tunmire



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signatures                   Title                       Date
----------------------     ----------------------     ----------------------
/s/ Robert Tunmire         President,
-------------------        Chief Executive Officer             August 18, 1995
Robert Tunmire


/s/ Steve Beatty           Treasurer, Principal                August 18, 1995
-------------------        Financial and Accounting
Steve Beatty               Officer