Form 10QSB
period 1995-09-30
DWYER GROUP INC
filed 1995-11-14
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB



(Mark One)
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                                ------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________



Commission file number....................... 0-15227



                             THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                              73-0941783
--------                                                              ----------
(State of other jurisdicition of             (I.R.S.Employer Identification No.)
incorporation of organization)



                 1010 N. University Parks Dr., Waco, TX  76707
                 ---------------------------------------------
             (Address and zip code of principal executive offices)


                                (817)  745-2400
                                ---------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X    No
                                                                  ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at October 31, 1995
------------------------------                   -------------------------------
Common stock, $.10 par value                                           7,113,127


  Transitional Small Business Disclosure Format (Check One):  Yes       No  X
                                                                  ---      ---

                             THE DWYER GROUP, INC.

                                     Index

Part I  -  Financial Information                                                 Page No.
   Item 1.  Financial Statements
   ------
            Consolidated Balance Sheets as of September 30, 1995 (unaudited)
            and December 31, 1994...............................................    3 - 4

            Consolidated Statements of Income for the Three Months and
            Nine Months Ended September 30, 1995 and 1994 (unaudited)...........        5

            Consolidated Statements of Cash Flows Nine Months for the
            Ended September 30, 1995 (unaudited) and September 30,
            1994 (unaudited)....................................................    6 - 7

            Notes to Consolidated Financial Statements..........................   8 - 12

   Item 2.  Management's Discussion and Analysis of Financial
   ------   Condition and Results of Operations.................................  13 - 16
   Part II  -  Other Information
   Item 1.  Legal Proceedings...................................................       17
   ------

   Item 2.  Changes in Securities...............................................       17
   ------

   Item 3.  Defaults Upon Senior Securities.....................................       17
   ------

   Item 4.  Submission of Matters to a Vote of Security Holders.................  17 - 18
   ------

   Item 5.  Other Information...................................................       18
   ------

   Item 6.  Exhibits and Reports on Form 8-K...................................   18 - 19
   ------

                                    PART I

                             FINANCIAL INFORMATION

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                             (Unaudited)
                                            September 30,  December 31,
                                                1995           1994
                                                ----           ----
ASSETS

CURRENT
Cash and cash equivalents                     $ 3,412,783   $ 4,819,795
Trade accounts receivable, net of
allowance for doubtful accounts of
$243,776 and $364,839, respectively               796,703       781,201
Accounts receivable from related parties          744,716       340,903
Note receivable from related party                865,156             -
Accrued interest receivable                        38,500        38,500
Trade notes receivable, current portion         1,066,284     1,059,069
Note receivable - other, current portion            7,611        10,150
Inventories                                       169,909       159,838
Prepaid expenses and other                        235,142       107,254
                                              -----------   -----------

TOTAL CURRENT ASSETS                            7,336,804     7,316,710

ACCOUNTS RECEIVABLE FROM
 RELATED PARTIES, long-term portion               102,916       130,916

PROPERTY AND EQUIPMENT, at
 cost less accumulated depreciation             1,200,498     1,034,846

FRANCHISES HELD FOR RESALE                        716,399        25,815

TRADE NOTES RECEIVABLE, long-term
 portion, net of allowance for doubtful notes
 of $412,437 and $421,797, respectively         6,715,844     5,969,771

PURCHASED FRANCHISE RIGHTS, at cost
 less accumulated amortization of $286,878
 and $180,540, respectively                     1,310,175     1,436,164

PATENTS AND TRADEMARKS, at cost less
 accumulated amortization of $37,550 and
 $16,303, respectively                             95,208        92,294

NOTES RECEIVABLE FROM
RELATED PARTIES                                 1,610,196     1,525,597

NOTES RECEIVABLE - OTHER                           14,916        19,672

INVESTMENTS, equity method                        419,910       492,300

OTHER ASSETS                                      194,303        93,454
                                              -----------   -----------

                                              $19,717,169   $18,137,539
                                              ===========   ===========

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Balance Sheets (Continued)
--------------------------------------------------------------------------------

                                              (Unaudited)
                                             September 30,    December 31,
                                                 1995            1994
                                                 ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade accounts payable                           688,429        747,567
Accrued liabilities                              675,328        673,468
Income tax payable                                     -        370,271
Other payables                                   174,732        179,634
Current maturities of long-term debt             155,232        157,555
Franchise resale liability                       246,333              -
                                             -----------    -----------

TOTAL CURRENT LIABILITIES                      1,940,054      2,128,495

LONG-TERM DEBT, less current
 maturities                                      264,231        355,546

DEFERRED FRANCHISE SALES
 REVENUE                                       3,523,921      3,496,382

FRANCHISEE FUNDS HELD FOR
 ADVERTISING                                     284,302        292,995

DEFERRED TAX LIABILITY                            84,320         22,702


STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par value - shares
  authorized, 500,000; outstanding, none               -              -
 Common stock, authorized 15,000,000
   and 15,000,000 shares of $.10 par value;
   issued 7,235,552 and 7,234,552 shares
   at September 30, 1995 and December 31,
   1994, respectively                            723,556        723,456
 Additional paid-in capital                    8,941,030      7,989,489
 Retained earnings                             4,037,293      3,266,463
 Treasury stock, at cost (122,425 and
  137,425 shares at September 30,1995
  and December 31, 1994, respectively)           (81,538)      (137,989)
                                             -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                    13,620,341     11,841,419
                                             -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                        $19,717,169    $18,137,539
                                             ===========    ===========

          See accompanying notes to consolidated Financial Statements.

The Dwyer Group, Inc. and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                         Nine Months Ended September 30,    Three Months Ended September 30,
                                                  1995               1994             1995               1994
                                                  ----               ----             ----               ----
REVENUES:
Royalty income                             $ 4,831,476         $4,061,926       $1,725,462         $1,576,855
Franchise sales                              3,838,783          4,033,044        1,343,419          1,694,678
Product sales                                  515,733            362,255          174,926            195,098
Tax and other services                         607,462            624,622          105,232            121,679
Interest and other revenues                    839,187            705,519          210,347            225,870
                                           -----------         ----------       ----------         ----------
                                            10,632,641          9,787,366        3,559,386          3,814,180

COSTS AND EXPENSES:
Cost of product sales                          178,578            144,951           49,675             71,910
Cost of tax services                           987,872            741,650          274,223            178,575
General and administrative                   8,073,991          5,868,152        2,957,817          2,381,376
Depreciation and amortization                  283,529            188,424           93,405             71,919
Interest                                        38,706            114,414           10,790             53,518
                                           -----------         ----------       ----------         ----------
                                             9,562,046          7,057,591        3,385,910          2,757,298

Earnings before income taxes                 1,070,595          2,729,775          173,476          1,056,882
Provision for income taxes                     299,765            932,453           30,629            372,266
                                           -----------         ----------       ----------         ----------

Net earnings                               $   770,830         $1,797,322       $  142,847         $  684,616
                                           ===========         ==========       ==========         ==========
Earnings per common share:
Primary and Fully Dilutive:
Earnings before income taxes                      $.14               $.43             $.02               $.15
Provision for income taxes                        (.04)              (.15)            ( - )              (.05)
                                                  ----               ----             ----               ----
Net earnings per share                            $.10               $.28             $.02               $.10
                                                  ====               ====             ====               ====
Weighted average shares outstanding:
Primary                                      7,487,643          6,324,482        7,485,390          6,987,486
                                           ===========         ==========       ==========         ==========
Fully Dilutive                               7,492,960          6,332,383        7,485,390          6,995,387
                                           ===========         ==========       ==========         ==========

          See accompanying notes to consolidated Financial Statements.

     The Dwyer Group, Inc. and Subsidiaries

     Consolidated Statements of Cash Flows (Unaudited)

                                                 Nine Months Ended September 30,
                                                           1995         1994
                                                           ----         ----
     Cash Flows From Operating Activities:
     Net earnings                                         770,830    1,797,322
       Adjustments to reconcile net earnings
         to net earnings provided by operating
         activities:
       Depreciation and amortization                      283,529      188,424
       Provision for doubtful accounts and
          notes receivable                               (130,423)      29,848
       Notes receivable written off                       367,488            -
       Income recognized from sales previously
         deferred                                               -      (65,000)
       Sales of franchises for installment
         notes receivable                              (2,078,723)  (2,689,936)
       Payments received on notes receivable              873,152      640,652
       Sale of notes receivable                           134,376            -
       Cash received on deferred sales                     27,539       66,300
       Equity in earnings of investment                    48,137            -
       Deferred Taxes                                      61,618        5,331
     Changes in assets and liabilities:
       Accounts receivable                                105,561     (191,824)
       Accounts receivable from related parties          (375,813)           -
       Inventories                                        (10,071)     (15,921)
       Prepaid expenses and other assets                 (127,888)    (178,565)
       Notes receivable from related parties             (949,755)           -
       Notes receivable other                               7,295            -
       Other assets                                      (100,849)      24,302
       Accounts payable and accrued
         liabilities                                      (57,278)     252,211
       Income tax payable                                (370,271)     401,534
       Other payables                                      (4,902)           -
       Franchise fees held for advertising                 (8,693)           -
                                                       ----------   ----------
     Net cash (used in) provided by operating
      activities                                       (1,535,141)     264,678
                                                       ----------   ----------

     Cash Flows From Investing Activities:
       Payments for patents & trademarks                  (24,161)           -
       Purchases of property and equipment               (341,353)    (345,959)
       Proceeds from sales of property and equipment        3,790       97,803
       (Acquisition) sale of assets held for resale      (444,251)     217,500
       Purchased franchise rights                          19,651            -
       Acquisition of equity investment                         -     (500,000)
       Purchase of Ekwill Acquisition
         Corporation Assets                                     -   (1,035,000)
                                                       ----------   ----------

     Net cash used in investing activities               (786,324)  (1,565,656)
                                                       ----------   ----------

     The Dwyer Group, Inc. and Subsidiaries

     Consolidated Statements of Cash Flows (Unaudited)

                                                 Nine Months Ended September 30,
                                                         1995          1994
                                                         ----          ----
     Cash Flows From Financing Activities:
       Principal payments of debt                      (93,638)   (2,333,594)
       Additional paid in capital                      950,000             -
       Proceeds from debt issued                             -     1,885,000
       Proceeds from redemption of stock options         1,640             -
       Proceeds from sale of stock                           -     5,047,481
       Purchase of treasury stock                     (189,410)            -
       Proceeds from sale of treasury stock            245,861             -
                                                   -----------   -----------

     Net cash provided by financing
       activities                                      914,453     4,598,887
                                                   -----------   -----------

     Net (Decrease) Increase In Cash and
      Cash Equivalents                              (1,407,012)    3,297,909
     Cash and Cash Equivalents, at January 1         4,819,795     1,213,123
                                                   -----------   -----------
     Cash and Cash Equivalents, at September 30    $ 3,412,783   $ 4,511,032
                                                   ===========   ===========

     January 1, 1994 adjusted for cash and cash equivalents acquired ($43,043) in conjunction with the May 1994 acquisition of Ekwill Acquisition Corporation.



                     This portion intentionally left blank.



          See accompanying notes to consolidated Financial Statements.

       The Dwyer Group, Inc. and Subsidiaries

       -------------------------------------------------------------------------
       Notes to Consolidated Financial Statements (Unaudited)
       -------------------------------------------------------------------------

       -------------------------------------------------------------------------
       Note 1.    Summary of Significant Accounting Policies
       -------------------------------------------------------------------------

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

       On March 1, 1993, the Company, through the Company's wholly-owned subsidiary Aire Serv Heating and Air Conditioning, Inc. ("Aire Serv"), began to grant licenses to operate air conditioning and heating repair services under the trade name Aire Serv.

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

       Following the acquisition of Rainbow and GBS, the Board of Directors approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. On July 30, 1993, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation ("Rooter") and the Company was renamed The Dwyer Group, Inc.

       Effective May 1, 1994, the Company acquired Ekwill Acquisition Corporation ("Ekwill") including Edwin K. Williams & Co. ("EKW"), a wholly-owned subsidiary of Ekwill, for approximately $1,150,000 cash by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders. The acquisition of Ekwill has been accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values.

       The Dwyer Group, Inc. and Subsidiaries

       -------------------------------------------------------------------------
       Notes to Consolidated Financial Statements (Unaudited)
       -------------------------------------------------------------------------

       -------------------------------------------------------------------------
       Note 1.  Summary of Significant Accounting Policies (continued)
       -------------------------------------------------------------------------

       Effective September 1, 1994, EKW purchased 33 1/3% of the capital stock of Service Station Computer Systems, Inc. ("SSCS") for $500,000 cash. The investment in SSCS has been accounted for under the equity method.

       On September 6, 1994, the Company formed a new wholly-owned subsidiary. Mr. Electric Corporation, ("Electric"), which is a Texas corporation engaged in franchising electrical contracting service businesses.

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

       F.   Franchise Operations
            --------------------

       Revenues from the sale of regional franchise agreements and individual franchises in the United States and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Regional franchise agreements grant the regional franchisee the right to sell individual franchises for the Company in the regional franchisee's territory. The regional franchisee generally receives a commission on individual franchises sold as well as a share of future royalties received by the Company from franchisees in the regional

       The Dwyer Group, Inc. and Subsidiaries

       -----------------------------------------------------------------------
       Notes to Consolidated Financial Statements (Unaudited)
       -----------------------------------------------------------------------

       F.   Franchise Operations (continued)
            --------------------------------

       franchisee's territory. Interest on trade notes receivable is accrued and recorded as income, net of an allowance for uncollectible amounts, when due. In situations, however, where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collectibility is not reasonably certain, revenue is recognized on the installment method as amounts are collected.

       Revenue from franchise royalties is generally recognized, net of an allowance for uncollectible amounts, when due from the franchisees. The Company collects and holds in escrow 2% of Rooter and Aire Serv franchisee's sales to be used for an advertising campaign. The current portion of these funds, ($150,000 at September 30, 1995 and December 31,1994), is included in other payables.

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

       The Dwyer Group, Inc. and Subsidiaries

       -------------------------------------------------------------------------
       Notes to Consolidated Financial Statements (Unaudited)
       -------------------------------------------------------------------------

       -------------------------------------------------------------------------
       Note 2.  Reorganization and Acquisition of Affiliates
       -------------------------------------------------------------------------


       In June, 1993, the Company acquired two corporations, Rainbow and GBS, controlled by its majority stockholder and Chairman for approximately 8,070,000 shares (4,035,000 shares after reverse split) of common stock. GBS was purchased by the stockholder on January 11, 1993. Prior to the acquisition, both companies were "S" corporations with income taxable to the stockholder not to the corporation. The acquisitions have been accounted for in a manner similar to pooling of interests.

       On May 14, 1994 (effective May 1, 1994) the Company acquired EKW, a Colorado corporation and wholly-owned subsidiary of Ekwill, a California corporation, for approximately $1,150,000 by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders CO Data AG, a Swiss company and Central Data BV, a Dutch company, neither of which is affiliated with the Company. The acquisition was financed by a short-term loan from an unaffiliated entity at an annual interest rate of 12%, and was repaid in August 1994. EKW grants licenses for the operation of business consulting services (counseling in finance, accounting, bookkeeping, tax matters and profit development) to small businesses. The acquisitions of EKW and Ekwill have been accounted for as a purchase and their results of operations have been included in the consolidated financial statements from the effective date of acquisition, May 1, 1994. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in allocation to purchased franchise rights of approximately $681,000. The purchased franchise rights are being amortized over 10 years on a straight-line basis.

       On September 14, 1994, EKW acquired 33 1/3% of the outstanding Capital Stock of SSCS for $500,000 cash. SSCS is a private concern headquartered in Salinas, California who develops and provides computerized bookkeeping products to conventional service stations, self-serve stations and convenience store operations. The investment in SSCS has been accounted for using the equity method of accounting. The cost of SSCS in excess of amounts attributable to tangible assets at September 1, 1994 (acquisition date) was approximately $257,000 and is being amortized to operations over an 8 year period using the straight-line method.

       -------------------------------------------------------------------------
       Note 3:    Statements of Cash Flows
       -------------------------------------------------------------------------

       Cash payments for interest for the nine months ended September 30, 1995 and 1994 amount to $35,000 and $31,000 respectively. For the same periods, cash payments for income taxes were $642,000 and $401,000 respectively.

       The Dwyer Group, Inc. and Subsidiaries

       -------------------------------------------------------------------------
       Notes to Consolidated Financial Statements (Unaudited)
       -------------------------------------------------------------------------

       -------------------------------------------------------------------------
       Note 4. Trade Note Receivable - Franchise Fees and Deferred Franchise Sales Revenue
       -------------------------------------------------------------------------

       The Company receives various notes from the sale of new franchises. These installment notes receivable are generally collateralized by the rights to the related franchise territory sold, and bear interest at approximately market rates prevailing at the dates of the transactions. A summary of such notes receivable as of September 30, 1995 and December 31, 1994 are as follows:

                                                   1995        1994
                                                ----------  ----------
       Amounts due within one year              $1,066,284  $1,059,069
       Amounts due after one year, net of
         allowance for uncollectible amounts
         of $412,437 and $421,797,
         respectively                            6,715,844   5,969,771
                                                ----------  ----------
       Total notes receivable                   $7,782,128  $7,028,840
                                                ==========  ==========

       At September 30, 1995 and December 31, 1994, the amounts of deferred revenue from franchise sales were $3,523,921 and $3,496,382, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 1994 through 2004.

       -------------------------------------------------------------------------
       Note 5.  Property and Equipment
       -------------------------------------------------------------------------

       A summary of property and equipment as of September 30, 1995 and December 31, 1994 are as follows:

                                                 1995         1994
                                              ----------   ----------
            Land                              $   97,159   $   97,159
            Building and Improvements            450,859      405,543
            Machinery and Equipment              432,508      103,930
            Furniture and Fixtures               791,795      868,343
            Vehicles                               8,300       12,286
                                              ----------   ----------

                                               1,780,621    1,487,261

            Less accumulated depreciation        580,123      452,415
                                              ----------   ----------

                                              $1,200,498   $1,034,846
                                              ==========   ==========

       The Dwyer Group, Inc. and Subsidiaries

       -------------------------------------------------------------------------
       Management's Discussion and Analysis of Financial Condition and Results of Operations
       -------------------------------------------------------------------------

       Liquidity and Capital Resources
       -------------------------------

       At September 30, 1995, the Company's working capital ratio was approximately 4.5 to 1 compared to approximately 3.4 to 1 at December 31, 1994. In addition, the Company had working capital of approximately $5,397,000 at September 30, 1995 as compared to approximately $5,188,000 at December 31, 1994. For the remainder of fiscal 1995 management expects to fund working capital requirements primarily through operating cash flow. At September 30, 1995 and December 31, 1994, the Company had cash and cash equivalents of $3,413,000 and $4,820,000, respectively.
       The decrease in cash and cash equivalents since December 31, 1994 is primarily attributable to payments of approximately: $642,000 to the Internal Revenue Service for the Company's 1994 and 1995 federal income tax liabilities; $341,000 for additions to fixed assets; and $445,000 to purchase operating franchise territories from existing franchisees which are currently held for resale.

       Prepaid expenses increased approximately $128,000 due to prepayments for general liability and umbrella insurance coverages, franchise taxes, and Rainbow franchisee rebates.

       Trade notes receivable increased approximately $753,000 (10.7%). The Company will finance a portion of franchise sales if the buyer is qualified.

       The $94,000 decrease in notes payable and long-term debts as well as the $59,000 decrease in accounts payable are direct results of the Company's continuing efforts to decrease debt and vendor payables.

       Notes receivable from related parties (current and long-term) increased approximately $950,000 due to the resolution with the estate of the late Donald J. Dwyer of the discrepancy between the reported amount of life insurance on Mr. Dwyer's life and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The actual life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies.
       On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life.

       Franchises held for resale increased approximately $691,000 and franchise resale liability increased approximately $246,000. These increases primarily relate to the repurchase from existing franchisees and subsequent operation

       The Dwyer Group, Inc. and Subsidiaries

       ---------------------------------------------

       of two Mr. Rooter and six Aire Serv franchise territories located in the Pacific Northwest and purchased from existing franchisees.

       On June 9, 1995 the Company sold 70,000 shares of treasury stock, at $3.50 per share, to Renaissance Capital Growth & Income Fund III, Inc.


       Results of Operations
       ---------------------

       For the nine months ended September 30, 1995 compared to the nine months
       ------------------------------------------------------------------------
       ended September 30, 1994.
       -------------------------

       Revenues increased approximately $845,000 (8.6%) for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The increase in revenues is mainly attributable to increases in royalty income of $770,000 (18.9%), product sales of $153,000 (42.4%) and interest and other revenues of $134,000 (18.9%).

       The $770,000 increase in royalty income for the nine months ended September 30, 1995 as compared to the first nine months of 1994 is mainly due to the continued growth of Rooter and Aire Serv which contributed approximately $413,000 (39% increase) and $121,000 (358.9% increase), respectively, in increased royalty income when compared to 1994.

       For the nine months ended September 30, 1995, GBS produced increased franchise sales of $245,000 (15.2%) when compared to the same period in 1994. In addition, Mr. Electric, which was organized in September 1994 and therefore had no franchise sales during the first nine months of 1994, produced $530,000 in franchise sales for the nine months ended September 30, 1995. These franchise sales increases were partially offset by franchise sales decreases in Rooter and Aire Serv of approximately $718,000 (53.6%) and $269,000 (34.7%), respectively. These decreases are primarily attributable to the reorganization and restructure of the respective franchise sales departments necessitated by the promotion of Robert Tunmire, to the position of President and CEO of the Company due to the unexpected death of Donald J. Dwyer in December 1994. Prior to Mr. Tunmire's promotion to President of the Company, he was President of Mr. Rooter and Aire Serv, and was actively involved in the daily management and closing of franchise sales.

       EKW also added approximately $516,000 in product sales for the nine months ended September 30, 1995 when compared to $362,000 in product sales for period of May through September 1994, which was subsequent to the acquisition of EKW on May 1, 1994. EKW sells products such as manual record keeping systems and forms to its franchisees and outside customers.

       Interest and other revenues increased approximately $134,000 primarily due to increased interest income of approximately $188,000 from invested cash balances and interest recognized from notes receivable - related parties.

       The Dwyer Group, Inc. and Subsidiaries

       -----------------------------------


       Costs and expenses increased $2,504,000 (35.5%) for the nine months ended September 30,1995 compared to the first nine months of 1994. The major contributors to these increased expenses are: $300,000 regarding the estimated loss in the repurchase of and subsequent operation of two Rooter and six Aire Serv franchise territories; $356,000 of additional Mr. Electric expenses, which was organized in September 1994 and began franchising in December 1994; $289,000 of additional E.K. Williams expenses which was acquired in May 1994 therefore having only five months of expenses in the first nine months of 1994 compared to nine months of expenses for the period ended September 30, 1995; and costs associated with the reengineering of the administrative, franchise sales and franchise management departments of the operating subsidiaries, as well as the creation of several new corporate departments (telecommunications, office services, international marketing and MIS) in 1995.

       Earnings from operations before income taxes decreased approximately $1,659,180(60.8%) for the nine months ending September 30, 1995 as compared to the same period in 1994. Net earnings decreased approximately $1,026,000 (57.1%) or $.18 per share for the nine months ending September 30, 1995 as compared to the same period in 1994. The Company's effective tax rate decreased to 28% in 1995 compared to 34% in 1994.

       For the three months ended September 30, 1995, compared to the three
       --------------------------------------------------------------------
       months ended September 30, 1994.
       --------------------------------

       Revenues decreased approximately $255,000 (6.6%) for the three months ended September 30, 1995 when compared to 1994. The decrease in revenues is mainly attributable to decreases in franchise sales of $351,000 (20.7%) which were partially offset by increases in royalty income of $149,000 (9.4%).

       Rooter and Aire Serv contributed royalty income growth of $142,000 (35.8%), and $61,000 (387.3%), respectively for the three months ended September 30, 1995 when compared to 1994. This growth was somewhat offset by a $54,000 (11%) decrease in GBS and EKW royalty income for the three months ended September 30, 1995 when compared to 1994.

       For the quarter ended September 30, 1995 when compared to 1994, Rooter, GBS and Aire Serv reported franchise sales decreases of $306,000 (53.9%), $266,000 (33.1%), and $116,000 (54.2%), respectively. These franchise sales decreases were partially offset by franchise sales from Mr. Electric, which began operations in September 1994, of approximately $324,000 and increased franchise sales of Rainbow of $32,000 (34.7%).

       Costs and expenses increased $629,000 (22.8%) in the third quarter of 1995 compared to the third quarter of 1994. The major contributors to these increased expenses are: $113,000 in losses regarding the temporary operation of two Rooter and six Aire Serv franchise territories repurchased from franchisees; $155,000 of Mr. Electric expenses, which began franchising in the fourth quarter of 1994, and compensation costs associated with the reengineering of the administrative, franchise sales and franchise management departments of the operating

       The Dwyer Group, Inc. and Subsidiaries

       -----------------------------------

       subsidiaries, as well as the creation of several new corporate departments (telecommunications, office services, international marketing, and MIS) in 1995.

       Earnings from operations before income taxes decreased approximately $883,000 (83.6%) for the quarter ending September 30, 1995 as compared to the same period in 1994. Net earnings decreased approximately $542,000 (79.1%) or $.08 per share for the quarter ending September 30, 1995 as compared to the same period in 1994. The Company's effective tax rate
       decreased to 17% in 1995 from 34% in 1994.   The 1995 effective tax rate
       reflects a third quarter adjustment to maintain a 28% effective tax rate for the nine months ended September 30, 1995.


       Impact of Inflation
       -------------------

       Inflation has not had a material impact on the operations of the Company.


       Foreign Operations
       ------------------

       The Company and its subsidiaries operate in fourteen (14) countries.
       With the exception of Canada, income from master licenses is recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to remove income generated from royalties. The Company does not depend on foreign operations to have a significant impact on its cash flow. Typically, foreign franchises are sold and managed by a master licensee in that country. During the remainder of 1995, the Company may make additional master license sales which could result in each case to a one time, lump sum payment from the master licensee to the Company.


       Other Disclosures
       -----------------

       Weighted average common and dilutive common equivalent shares outstanding have continued to increase as outstanding stock options held by management and employees are exercised or become dilutive.

       Franchises held for resale at September 30, 1995 include funds expended and liabilities assumed associated with the buy-back of certain operating franchise territories from existing franchisees. Such franchise territories are being marketed to potential new franchisees.

                     The Dwyer Group, Inc. and Subsidiaries


                                    PART II

                               OTHER INFORMATION



       Item 1.  Legal Proceedings

                   NONE


       Item 2.  Changes in Securities

            (a)    NONE

            (b)    Not applicable.

       Item 3.  Defaults Upon Senior Securities

                   NONE

       Item 4.  Submission of Matters to a vote of Security Holders

             The 1994 annual meeting of the stockholders of the Company was held on July 31, 1995. The following directors were elected at the meeting: Theresa Dwyer, Donald J. Dwyer, Jr., Dina Dwyer-Owens, John P. Hayes, Donald E. Latin, James L. Sirbasku, and Robert Tunmire.


             The following matters were voted upon at the meeting:

             1. Election of Directors by stockholders for a term of one year, or until the next annual meeting of the stockholders. Of the 6,184,150 shares present at the meeting, or through proxy, the following table summarizes the results of the voting:



              Director Name                     Votes For      Against    Abstentions     Broker Non Votes
              -------------                     ---------      -------    -----------     ----------------
              Theresa Dwyer                     6,132,125         200        22,820           29,005
              Donald J. Dwyer, Jr.              6,132,125         200        22,820           29,005
              John P. Hayes                     6,132,125         200        22,820           29,005
              James Sirbasku                    6,132,125         200        22,820           29,005
              Dina  Dwyer-Owens                 6,131,125       1,200        22,820           29,005
              Robert Tunmire                    6,132,125         200        22,820           29,005
              Donald E. Latin                   6,131,125       1,200        22,820           29,005


                     The Dwyer Group, Inc. and Subsidiaries


                                    PART II

                               OTHER INFORMATION


       Item 4.  Submission of Matters to a vote of Security Holders (continued)

              2. Proposal to amend the Company's 1986 Stock Option Plan
                 increasing the number of shares issuable under the Plan from 100,000 shares to 500,000 shares. Of the 6,184,150 shares present at the meeting, or through proxy, the following table summarizes the results of the voting:

                 Votes For:               5,130,679
                 Votes Against:              39,570
                 Abstentions:                16,150
                 Broker Non Votes:          997,751

       Item 5.  Other Information

                  NONE

       Item 6.  Exhibits and Reports on Form 8-K

             (a) The following exhibits are filed as part of, or incorporated by reference into, this report:


           No.               Exhibit
           ---               -------

           10.1 Employment Agreement by and between Paul Woody and the Company, dated June 1, 1995.


           10.2 Stock purchase agreement dated June 9, 1995 between the Company and Renaissance Capital Growth & Income Fund III, Inc.


           10.3 Registration Rights Agreement, dated June 9, 1995 by and among the Company and Renaissance Capital Growth & Income Fund III, Inc.


           10.4 Employment Agreement by and between Michael Bidwell and the Company, dated July 28, 1995.


           10.5 Consulting and services agreement dated August 1, 1995, between the Company and John P. Hayes.


           10.6 Termination Agreement by and between Douglas Holsted and the Company dated March 21, 1995.

                     The Dwyer Group, Inc. and Subsidiaries


                                    PART II

                               OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K (continued)


            (b)  Reports on Form 8-K

             1. Current report on Form 8-K dated July 31, 1995, as filed with the SEC on August 7, 1995, reporting a change in independent accountants.

             2. Form 8-K/A (Amendment No. 1) filed with the SEC on August 11, 1995, filing as an exhibit a letter from former independent accountants indicating agreement with the Registrant's disclosures.

             3. Current report on Form 8-K/A (Amendment No. 2) filed with the SEC on August 28, 1995 clarifying disclosure in Form 8-K dated July 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               The Dwyer Group, Inc.


                               By:\s\Robert Tunmire
                                  -----------------
                                  Robert Tunmire



Date:     October 31, 1995               \s\      Robert Tunmire
     ---------------------               -------------------------------
                                         Robert Tunmire, President
                                         and Chief Executive Officer


Date:     October 31, 1995               \s\      Stephen E. Beatty
     ---------------------               --------------------------------
                                         Stephen E. Beatty, Treasurer
                                         and Chief Financial Officer