Form 10KSB
period 1995-12-31
DWYER GROUP INC
filed 1996-04-26
CIK 797502

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ______________ to ______________



Commission File No. 0-15227


                             THE DWYER GROUP, INC.
                             ---------------------
                 (Name of small business issuer in its charter)


            Delaware                                         73-0941783
            --------                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification Number)


                        1010 N. University Parks Drive
                              Waco, Texas  76707
                              ------------------
             (Address and zip code of principal executive offices)


                                (817) 745-2400
                                --------------
               (Issuer's telephone number including area code)


        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                              Title of Each Class
                            ---------------------
                         Common Stock ($.10 par value)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
No ( )


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     Issuer's revenues for its most recent fiscal year: $13,383,000


     Aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of February 29, 1996:
$6,534,000


     Aggregate number of shares of Common Stock outstanding as of the close of business on February 29, 1996: 7,113,127


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                               TABLE OF CONTENTS


                                                                                                                    Page
                                                                                                                    ----
PART I

Item 1.   DESCRIPTION OF BUSINESS....................................................................................  1
          General....................................................................................................  1
          Franchise Operations.......................................................................................  2
          Marketing..................................................................................................  5
          Competition................................................................................................  6
          Trade Names and Service Marks..............................................................................  6
          Regulation.................................................................................................  6
          Employees..................................................................................................  7

Item 2.   DESCRIPTION OF PROPERTIES..................................................................................  7

Item 3.   LEGAL PROCEEDINGS..........................................................................................  8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................  8

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS....................................  8

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.......................................................................  9

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................ 14

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE................................................................................................. 14

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.......................................................................... 14

Item 10.  EXECUTIVE COMPENSATION..................................................................................... 17

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................. 19

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................. 20

Item 13.  EXHIBITS, AND REPORTS ON FORM 8-K.......................................................................... 21

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     The Dwyer Group, Inc. (the "Company") is in the business of providing, through its wholly-owned service-based franchising subsidiaries, a diverse array of specialty services. The Company currently owns six such franchising businesses, which have an aggregate of approximately 1400 franchises located in all 50 states, and, through their master licensees, in fourteen foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, the commitment to the Company's mission and vision and the established reputations of its management team.

     The Company's current franchising businesses include:

     . Rainbow International Carpet Dyeing and Cleaning Co. ("Rainbow"), a franchisor of carpet cleaning, dyeing and restoration services, has 451 franchises in the United States, and, through master franchise licensees, 129 foreign franchise operations in twelve foreign countries. For the year ended December 31, 1995, Rainbow's operations accounted for approximately 24% of the Company's revenues.

     . Mr. Rooter Corporation ("Mr. Rooter"), a franchisor of drain cleaning and plumbing repair services under the service mark "Mr. Rooter," currently has 190 franchisees operating 212 franchise operations in the United States and has granted master licenses in six foreign countries with 61 foreign franchises. For the year ended December 31, 1995, Mr. Rooter's operations accounted for approximately 23% of the Company's revenues.

     . General Business Services, Inc. ("GBS") and Edwin K. Williams & Co. ("EKW") are franchisors of consulting services to small businesses. GBS has a total of 295 franchises located throughout the United States, one franchise in Canada, and one master franchise licensee in Thailand. EKW, which was acquired effective May 1, 1994, has a total of 172 franchises located throughout the United States, and one master franchise licensee in Canada. Such consulting services include, among others, counseling in finance, accounting, bookkeeping, tax matters, marketing, and profit development. In addition, General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS located in Maryland, provides tax return preparation and tax research services to GBS and EKW franchisees. GTS commenced operations in June 1993. For the year ended December 31, 1995, the operations of GBS and EKW accounted for approximately 38% of the Company's revenues.

     . Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses. Aire-Serv was organized in December 1992, began offering franchises in 1993 and has 54 United States franchises. For the year ended December 31, 1995, Aire-Serv's operations accounted for approximately 6% of the Company's revenues.

     . Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric". Mr. Electric was organized in September 1994 and has 14 franchises in the United States, and has granted one foreign master license. For the year ended December 31, 1995, the operations of Mr. Electric accounted for approximately 5% of the Company's revenues.

     The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation in 1972, and in 1986 the Company was reincorporated as a Delaware corporation. The Company acquired GBS and Rainbow, each a Texas corporation, as a result of a reorganization approved by the Board of Directors on May 24, 1993. Prior to such time, GBS (since January 1993) and Rainbow were wholly-owned by Mr. Donald Dwyer, the Company's Chairman who died December 4, 1994. On June 1, 1993, Mr. Dwyer was issued shares of Common Stock of the Company in exchange for all of his shares of GBS and Rainbow (the "Exchange"), and Rainbow and GBS became wholly-owned subsidiaries of the Company. These acquisitions are accounted for in the Company's Consolidated Financial Statements in a manner similar to a pooling of interests. Following the Exchange, the Board approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. On July 30, 1993, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation and the Company was renamed The Dwyer Group, Inc.

     On May 14, 1994, the Company acquired (effective May 1, 1994) EKW, a wholly-owned subsidiary of Ekwill Acquisition Corporation, a California corporation ("Ekwill"), for approximately $1,150,000 by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders. The acquisition was financed by a short-term loan from an unaffiliated entity which was repaid in July 1994 from the proceeds of the Company's 1994 public offering.

     The Company's principal executive offices are located at 1010 North University Parks Drive, Waco, Texas 76707, and its telephone number is (817) 745-2400. All references herein to the Company include Mr. Rooter, Aire-Serv, Rainbow, GBS, EKW and Mr. Electric unless the context otherwise specifies.


FRANCHISE OPERATIONS

     The Company's goal is to build on its successful systems of franchising businesses to develop strong new franchises and provide them with ongoing expert franchise support.

     The franchising industry is fragmented, consisting chiefly of small single-service or single-concept franchising companies. The Company's philosophy is to be a consolidator, that is to bring its franchising expertise to bear on a number of businesses in various service fields. The Company applies its franchise systems management and marketing skills to maximize the profitability of franchise businesses. Thus, instead of franchising only one line of business, the Company's philosophy is to benefit from economies of scale achievable through the pooling of resources.

     The Company, as a consolidator of franchising businesses, believes that its existing broad base of franchisees, the diversity of services provided by its current operations, its centralized financial, marketing, training and support staff, and the adaptability and versatility of its established franchise operating system, have positioned it to capitalize on the projected opportunities for growth in the franchising industry. In addition, the Company believes that, when coupled with the franchise sales and operations expertise developed by its management over the last 23 years, such attributes will provide the Company with a strong competitive advantage.

     Each of the Company's franchising businesses requires its franchisees to undergo training at the Company's World Headquarters in Waco, Texas prior to operating one of the Company's franchises. The training program for each franchisee will differ depending upon the type of franchise purchased. For example, Rainbow franchisees are taught how to dye, clean, deodorize and repair carpets, clean upholstery and perform restoration services. GBS franchisees are taught record keeping and tax and business counseling. Mr. Rooter, Aire Serv and Mr. Electric, on the other hand, are primarily "conversion" franchisors, which recruit existing people operating in the "trades" and teach them through franchising an improved business methodology. All of the Company's franchisees, however, receive extensive instruction with respect to broadbased marketing techniques, as well as guidelines and methods for hiring and managing personnel, handling customer complaints and managing and collecting receivables, among other things. In addition, the Company's training program, which utilizes proprietary motivational techniques developed by the Company, educates each franchisee about the extensive support services offered by the Company and how best to take advantage of them.

     Following their completion of the Company's initial training course, the Company's franchisees continue to receive a broad range of services and support from the Company on an ongoing basis. Certain of the Company's franchising businesses maintain field trainers to assist franchisees in resolving day-to-day difficulties encountered in operating their franchises. Each of the Company's franchising businesses also provide numerous follow-up training sessions for its franchisees each year at various locations around the United States. In addition, the Company employs directors of franchise systems management on the staff of each of its franchising businesses whose sole responsibilities are to motivate the Company's franchisees and provide them with marketing support. Each franchisee is contacted by such a director at least once a month (more often when necessary) to discuss marketing techniques and business development. Furthermore, each of the Company's franchising businesses provides to its franchisees an updated Confidential Operations Manual, which serves as a reference guide for all aspects of their franchise operations. The Company believes that its proactive support philosophy with respect to its franchisees is its primary distinguishing feature.

     Each of the heads of the Company's franchise subsidiaries receives, in addition to salary and commissions, bonus compensation based on the overall performance of the subsidiary for which he is responsible. Thus, the emphasis is on profitable growth, not just sales.

Mr. Rooter Corporation

     Mr. Rooter is a franchisor of drain cleaning and plumbing repair services under the service mark "Mr. Rooter" and related trade and service marks. Prior to 1989, Mr. Rooter's franchise sales primarily resulted from referrals from existing Mr. Rooter franchisees. In 1989, when Mr. Dwyer acquired control of Mr. Rooter, additional franchise sales staff were hired and trained to actively sell franchises. In 1989, at the time of Mr. Dwyer's acquisition of the Company, Mr. Rooter had 22 franchises. By the end of 1995, Mr. Rooter had a total of 190 franchisees operating 212 franchises in 39 states and had granted master franchise licenses covering six foreign countries. Mr. Rooter has shown significant growth in income from royalties paid by franchisees (from $234,000 in 1989 to $2,079,000 in 1995).

     Mr. Rooter franchisees are required to operate their franchises in accordance with specified methods, techniques and standards and with specified equipment within a designated geographic territory. Franchisees are typically able to service their territory by establishing only one service center within such territory. Mr. Rooter emphasizes and promotes fast, efficient and high quality service, seven days a week, using the most modern equipment available for residential, commercial and industrial drain systems and plumbing repair.

     A new franchisee pays an initial franchise fee of $175 for each 1,000 of the Territory's population, with a minimum initial fee of $17,500. In general, Mr. Rooter sells its Mr. Rooter franchises to licensed plumbers. No training is provided on the technical aspects of operating a plumbing or drain cleaning business. Instead, Mr. Rooter concentrates its training and support efforts on marketing issues, customer service, pricing, profit development and maximization, and growth and personnel management. Appointed regional consultants, which are chosen from existing franchises, provide technical support for franchisees in their region.

     In addition to the initial franchise fee, under the terms of Mr. Rooter's standard franchise agreement, a franchisee pays a weekly royalty which ranges from 3% to 6% of gross sales. In addition to the weekly royalty, the franchisees pay a weekly advertising fee equal to 2% of their gross sales which must be used by Mr. Rooter for national advertising and marketing. Mr. Rooter currently advertises nationally on all three major television networks. The term of the initial franchise agreement is for ten years, which may be renewed for an additional ten years at the option of the franchisee upon eight to twelve months prior notice. Mr. Rooter may terminate a franchise agreement in the event that a franchisee breaches the terms of his franchise agreement.

General Business Services, Inc.

     GBS is a franchisor of business consulting and accounting services to small businesses. At December 31, 1995, GBS had a total of 295 franchisees located throughout the United States, one franchisee in Canada and one master franchise licensee in Thailand. Such consulting services include counseling in financing, accounting, tax matters (including tax counseling and planning), marketing and profit development. In addition, GTS, a wholly-owned, non-franchising subsidiary of GBS located in Maryland, provides tax return preparation and tax research services to GBS franchisees.

     GBS franchisees are typically independent business persons serving small business owners and professionals. Under the GBS license agreement, a franchisee obtains the right to use the GBS system and all other trademarks, trade symbols, emblems, signs or slogans that GBS has adopted or may adopt and designate for use in connection with the GBS services.

     The initial franchise fee is $30,000, which must be paid in full prior to attendance at GBS's basic training program. In addition to the initial franchise fee, the franchisee is required to pay GBS a continuing royalty fee from 2.5% to 10%, based on both gross billings and length of service. Currently the initial term of the franchise agreement is ten years and is renewable for succeeding five year terms. GBS may terminate a franchise agreement in the event that a franchisee breaches the terms of his franchise agreement.

     GBS provides its franchisees with the information that it believes a franchisee needs to appropriately counsel other businesses. In addition to providing training to franchisees on marketing techniques, GBS makes available at an additional cost telemarketing services to the franchisees on a per appointment fee basis.

     Ordinarily, the franchisee enters into his own contractual arrangements with clients for providing tax and other related business counseling services. As an independent business counselor, the franchisee meets with his clients periodically, sets his own fees, installs the record keeping systems, counsels his clients on decisions affecting their businesses and collects information necessary for the preparation of income tax returns. GTS prepares income tax returns for the client businesses (submitted by the franchisee) based on the information supplied by the GBS franchisee. The franchisee is then billed by GTS for the tax return services, based on the time and complexity of return preparation. GTS's tax return services are performed at the GTS office in Columbia, Maryland by a group of tax specialists, including attorneys, Certified Public Accountants and Enrolled Agents.

Edwin K. Williams & Co.

     EKW was acquired by the Company in May 1994. Like GBS, EKW is a franchisor of business consulting services and accounting to small businesses. At December 31, 1995, there were a total of 172 EKW franchises located throughout the United States and one master franchise licensee in Canada. EKW's services include bookkeeping and business management services, business counseling, tax services and other related services to small businesses. EKW catered exclusively to the retail petroleum industry from 1935 until the early 1970's. Although it has since expanded its client base, a significant portion of its present client base still consists of petroleum retail outlets.

     EKW has developed a distinctive system for providing bookkeeping and business management systems and services to oil jobbers (wholesale and retail), retail petroleum marketing outlets and service station owners, and other retail, wholesale and service business establishments. In connection with such system, EKW has designed and developed proprietary computer software. Under the standard EKW license agreement, a franchisee obtains the right to use the EKW system, including the software, and all other trade names, trademarks, service marks and certain copyright works and materials, customer lists and other trade secrets designated for use in connection with EKW services.

     The initial franchise fee is $30,000 which must be paid in full prior to attending EKW's basic training program. In addition, the franchisee is also required to pay to EKW a monthly royalty fee from 4% to 8%, based on gross billings. Tax support services, including a tax support hot line, tax update bulletins and an annual tax training seminar, are provided by GTS. The initial term of the franchise agreement is ten years and is renewable for succeeding five year terms. In addition, all supplies and other customer service materials used by the franchisee must be purchased from EKW, unless otherwise approved by EKW.

     EKW provides its franchisees with certain proprietary information, including the software prescribed by EKW for a franchisee's business operations, and an initial two-week training course. In addition, all new franchisees spend up to one week in an existing franchisee's office. EKW franchisees are required to have 24 hours per year of continuing education in taxation, accounting and other subjects related to its business. A franchisee is assigned a non-exclusive marketing area, generally consisting of one or more counties, a small portion of which will be designated as an exclusive office location area.

Rainbow International Carpet Dyeing and Cleaning Co.

     Rainbow is a franchisor of carpet cleaning, dyeing and restoration service businesses. At December 31, 1995, Rainbow had 451 franchises in the United States, 25 franchises in Canada and 104 franchises through master franchise licenses in eleven other countries.

     Rainbow offers for sale individual franchises for the operation of a carpet and upholstery cleaning, dyeing and related services business (such related services include, but are not limited to, drapery cleaning and water and smoke damage restoration) for residential and commercial locations. The franchised business often begins as a single truck operation which can later be expanded into a multi-truck operation as the franchisee builds his customer base.

     An individual's initial franchise fee is a minimum of $15,000 depending upon the population of the franchise territory which can be financed in part through Rainbow at Rainbow's discretion, plus approximately $9,000 to $18,000 for an equipment package, supplies, chemicals and promotional materials; approximately $5,000 to $15,000 for a new or used van type truck (unless one is already owned), including $550 for applying trademark decals and advertisements on the truck; up to $2,000 for first year insurance premiums; approximately $1,500 for travel, lodging, food and other miscellaneous expenses incurred during training and a minimum working capital of at least $2,500. During the term of a franchise agreement, the franchisee is required to pay Rainbow a continuing royalty of 7% of its weekly gross sales plus, effective January 1, 1996, a 2% national advertising fee.

     No previous knowledge, experience or skills for the carpet cleaning or dyeing business are required prior to purchasing a Rainbow franchise. Instead, new franchisees are thoroughly trained on all aspects of the business under an operating system that the Company believes has proven to be successful. Beyond technical training, extensive support emphasizing the development of the franchisee's marketing and business management skills is provided.

Aire Serv Heating & Air Conditioning, Inc.

     Aire Serv, a wholly-owned subsidiary of Mr. Rooter, is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services of residential and commercial heating and air conditioning equipment. Aire Serv was organized in December 1992, began offering franchises in 1993, and, at December 31, 1995, had 54 Aire-Serv franchises, all in the United States.

     The minimum initial franchise fee is $14,000, payable in full at the time of the franchisee's execution of a franchise agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $140 for each additional 1,000 of population contained in the territory. Aire Serv may, at its discretion, agree to finance up to one-half of the initial franchise fee.

     The term of an Aire Serv franchise agreement is ten years from the date specified in the agreement. A franchisee may elect to renew the term of the franchise for additional five-year periods upon certain conditions and payment by such franchisee of a $2,500 renewal fee to Aire Serv.

     During the term of its license agreement, the franchisee is required to pay to Aire Serv (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee from 3% to 5%, also based on the franchisee's weekly gross sales. In addition, the franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory.


Mr. Electric Corp.

     Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric". Mr Electric was organized in September 1994, and at December 31, 1995 had 14 franchises in the United States and one foreign master licensee.

     The minimum initial franchise fee is $12,500, payable in full at the time of the franchisee's execution of a license agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $125 for each additional 1,000 of population contained in the territory. Mr. Electric may, at its discretion, agree to finance up to one-half of the initial franchise fee.

     The initial Mr. Electric franchise agreement term is ten years from the date specified in the agreement. An election to renew the contract may be made by the franchisee for additional five year periods. Upon certain conditions and payment by such franchisee of a $2,500 renewal fee.

     The franchisee is required to pay to Mr. Electric during the term of its license agreement (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee of from 3% to 6%, also based on the franchisee's weekly gross sales. In addition, franchisees are required to engage in local promotion of the services and products available.


MARKETING

     Rainbow's marketing strategy for franchise sales in the United States and Canada is based on the sale of individual franchise territories to business-minded individuals. The primary lead sources are referrals and business opportunity advertisements. Recently, contractors have also been targeted through trade and franchise shows with Rainbow's new emphasis on fire, smoke and water restoration services. International expansion has been targeted through the sale of additional master licenses in selected foreign countries. The market for Rainbow's carpet cleaning, dyeing and water and fire restoration services extends through the residential, commercial, industrial and municipal markets.

     Mr. Rooter considers the market for the drain cleaning and plumbing industry to be extensive. It is composed of residential, commercial, industrial and municipal markets. Mr. Rooter's marketing strategy and efforts are directed toward the sale of franchised operations in all major population areas. The franchisees follow specific marketing guidelines provided by Mr. Rooter during their franchise training sessions and as an ongoing service. These marketing techniques help the franchisee capture a larger market share, which in turn provides a more consistent stream of revenue.

     GBS and EKW franchisees' services are marketed to individuals as well as businesses, corporations, organizations, partnerships and other entities who require bookkeeping, accounting, tax return preparation, counseling and similar services. The market for the business counseling industry is considered to be extensive. GBS's and EKW's marketing efforts are directed toward small-to-medium sized companies that employ up to 250 employees. In addition, EKW has a strong marketing presence and resulting large client base of petroleum retail outlets.

     The Company believes that the heating, ventilating and air conditioning ("HVAC") market is extensive. The Aire Serv franchisee, equipped with state-of-the-art marketing techniques, guidelines and industry expertise provided by Aire Serv, targets the residential and light commercial segments of the HVAC market. Aire Serv provides its franchisees with the critical elements necessary to achieve success as a retailing contractor and works with the franchisees to implement and execute effective strategies and systems in these areas. Whether a client is residential or commercial, the emphasis is on the service and replacement segments. Aire Serv intends to create a national name in HVAC service through establishing consumer awareness.

Mr. Electric's marketing strategy is focused on the sale of franchises to existing electrical contractors and electricians. Mr. Electric's targeted approach supplies the proven system to make an electrical service and repair franchise business successful. Franchisees receive extensive training in sales, marketing and business systems which allow them to achieve a greater market share and increase their gross sales and profits. Mr. Electric is creating national name recognition in the electrical service and repair industry.

COMPETITION

     The Company's markets and those of its franchisees are highly competitive. The Company competes directly with other local and national franchisors which are also seeking to sell their franchises or business opportunities to prospective franchisees. Mr. Rooter franchisees compete principally with Roto-Rooter, Inc., a nationally recognized provider of sewer and drain cleaning services in the United States, as well as numerous plumbers, small drain cleaning firms and regional and local firms in other segments of the market, such as septic tank pumping and hydrojet cleaning. The Company believes that Mr. Rooter is distinguished from its primary competition because Mr. Rooter franchisees concentrate on providing plumbing repair while most competitors focus on providing either drain and sewer cleaning or plumbing services. The principal competitors of Rainbow's franchisees are Stanley Steemer International, Inc., Professional Carpet Systems, Steamatic, Inc., Serv-Pro Industries, Inc. and Servicemaster Co., all of which operate on a national basis, as well as independent carpet cleaning and restoration companies. The major competitors of GBS and EKW franchises, such as Comprehensive Business Services, Inc., and Padget Business Services U.S.A., Inc., specialize in providing general accounting and bookkeeping services to small businesses.
Local accountants, bookkeepers and individual consultants also provide sources of competition. National tax preparation services, such as H & R Block Co., and many of the local tax preparers compete with GBS, although such competitors tend to concentrate on individual tax returns rather than on business returns. Local or regional HVAC contractors are Aire Serv's primary source of competition and, to a lesser extent and in some markets, national home improvement retailers provide competition. Local electricians are Mr. Electric's primary source of competition.

     The Company's franchisees generally compete on the basis of price, training and support services and reputation.

     In addition, the Company expects to encounter competition in attempting to effectuate acquisitions of franchise companies. Potential competitors, many of which are well established and have extensive experience in connection with identifying and effecting business acquisitions, may include other franchise companies, leveraged acquisition partnerships (leveraged buy out funds), business development companies, investment partnerships and corporations (including venture capital entities), small business investment companies, large industrial and financial companies seeking acquisitions directly or through affiliates and wealthy individuals. In the event that the Company succeeds in effecting acquisitions, the Company will, in all likelihood, become subject to intense competition from competitors of the acquired business. The degree of competition characterizing the industry of any prospective acquisition candidate cannot be presently ascertained.


TRADE NAMES AND SERVICE MARKS

     The Company believes that its trademarks and service marks are important to the marketing of its franchises and the sale of services to consumers by its franchisees. The Company currently holds the following federally registered trademarks and service marks: "Mr. Rooter", the stylized Mr. Rooter logo, "Mr. Winkie Design", "Quick-as-a-Wink", "Super Kleens", "America's Trouble Shooter", "Aire Serv", the stylized Aire Serv logo, "America's Comfort Company", "Mr. Electric", the stylized Mr. Electric design, "Rainbow International Carpet Dyeing & Cleaning", "Rainbow International", "The Vehicle Stripe Design for Rainbow", "GBS", "Dollartrak", "GBS General Business Services", "Dollartrak Systems", "EKW Since 1935", "E.K. Williams & Co.", "EKW * Manager", "Good Accounting Doesn't Cost -- It Pays!", and "E.K. Williams & Co. The Accounting and Tax People For Small Business Since 1935". The Company has applied for federal trademark and service mark registration for "North America's Trouble Shooter", the van stripe design for each of Mr. Rooter, Mr. Electric and Aire Serv and a new stylized logo for Rainbow. The Company holds a state trademark registration for "Mr. Rooter" in Texas and a service mark registration for "Rainbow International Carpet Dyeing & Cleaning Co." in 13 states. In addition, the Company holds copyrights in connection with all of its training manuals and materials which it considers proprietary.

     Although the Company is not aware of any current use of similar marks, there can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that the Company's marks would be upheld if challenged or that the Company would not be prevented from using its marks. Any limitations on the use by the Company of its trade names or service marks and the ability of its franchisees to use such marks would have an adverse effect on the Company.


REGULATION

     The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission (the "FTC") and various state authorities. Pursuant to FTC regulations, the Company is required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. The Company uses Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, the Company is required to register or file with such states and to provide prescribed disclosures. The Company is required to update its offering disclosure documents to reflect the occurrence of material events.

The occurrence of any such events may from time to time require the Company to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that the Company will be able to update its disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, that it will not be required to cease offering and selling franchises or that the Company will be able to comply with existing or future franchise regulations in any particular state, any of which could have an adverse effect on the Company.

     The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If the Company is unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. In addition, the Company is subject to franchise laws in Canada where, although it has granted foreign master licenses, it also offers and sells franchises directly. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new states and foreign jurisdictions could require the Company to continually alter methods of operations at costs which could be substantial. The Company believes that it is in substantial compliance with all of the foregoing federal, state and foreign franchising laws and the regulations promulgated thereunder and has obtained all licenses and permits necessary for the conduct of its business. Failure to comply with such laws and regulations in the future could subject the Company to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company. The Company's franchisees are also subject to various federal, state and local laws affecting their franchise businesses, including state and local licensing, zoning, land use, construction and environmental regulations and various safety and other standards. The failure of such franchisees to comply with applicable regulations could interrupt the operations of the affected franchise or otherwise adversely affect the franchise or the Company.


EMPLOYEES

     As of December 31, 1995, the Company had 124 full-time employees and 16 part-time employees, none of whom belong to unions, as detailed below:

                                    Full-time      Part-time    Total
                                    ---------      ---------   ------
       Corporate.........                37             5         42
       Mr. Rooter........                11             2         13
       Aire Serve........                 4             -          4
       Rainbow...........                18             1         19
       GBS...............                40             7         47
       Mr. Electric......                 5             -          5
       E.K. Williams.....                 9             1         10
                                        ---            --        ---
       Total.............               124            16        140
                                        ===            ==        ===


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. These facilities are leased from the Estate of Donald Dwyer under month to month and various operating leases expiring at different dates through October 31, 2001. Monthly rental for these offices is $31,417. See "Certain Transactions."

     The Company owns a 30,658 square foot warehouse and three acres of land at 3321 Mary Street, Waco, Texas, which was used for the Company's manufacturing concern which has been sold. The property is currently leased to an unrelated party for $4,500 per month through December 31, 1998.

     The Company also leases office space in Columbia, Maryland from an unrelated party for $4,878 per month, which lease expires in June 1996 and sub-leases office space in Westminster, Colorado from a franchisee for $700 per month on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS


     The Company is engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company or its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1995.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Since July 1994, the Company's Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "DWYR". Prior to that time, the Company's Common Stock was quoted on the Nasdaq Small-Cap Market. Prior to July 1993 the Common Stock was quoted under the symbol "ROOT".


     The following table sets forth the quarterly high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market or the Nasdaq market, as applicable, for each quarter during the last two fiscal years. These per share quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                COMMON STOCK
                                            --------------------
                                            HIGH              LOW
                                            ----              ---

FISCAL YEAR ENDED DECEMBER 31, 1994
     First Quarter                          4 5/8             3 1/2
     Second Quarter                         5 1/4             4 1/2
     Third Quarter                          5                 4 1/4
     Fourth Quarter                         4 5/8             2 1/4

FISCAL YEAR ENDED DECEMBER 31, 1995

     First Quarter                          4                 3
     Second Quarter                         3 3/4             2 1/2
     Third Quarter                          3 7/8             2 1/2
     Fourth Quarter                         3 1/8             2 3/8


     On February 29, 1996, the high and low prices of the Common Stock as reported by the Nasdaq National Market were $2 5/8 and $ 2 1/2 per share, respectively. As of such date, there were approximately 395 holders of record of the Common Stock.

No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock, but will retain earnings for the operation and development of its business.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the approximate dollar amount (in thousands) and percentage of revenue and earnings from continuing operations derived from each of the Company's subsidiaries.

                                                         YEAR ENDED DECEMBER 31,
                                                 -------------------------------------

REVENUES:                             1995                       1994                       1993
                                 --------------             --------------             --------------
Mr. Rooter                   $ 3,015       22.5%        $ 2,914       21.6%        $ 3,194       32.4%
Rainbow                        3,267       24.4           4,051       30.0           3,516       35.7
GBS(1)                         3,467       25.9           3,813       28.2           2,708       27.5
Aire Serv(2)                     795        5.9             891        6.6             433        4.4
E.K. Williams(3)               1,616       12.1           1,387       10.3               -          -
Mr. Electric(4)                  724        5.4               -          -               -          -
Other(5)                         499        3.8             452        3.3               -          -
                             -------      ------        -------      ------        -------      ------
                             $13,383      100.0%        $13,508      100.0%        $ 9,851      100.0%
                             =======      ======        =======      ======        =======      ======

INCOME (LOSS) FROM CONTINUING OPERATIONS:
Mr. Rooter                   $   133       25.8%        $   444       21.1%        $   621       50.7%
Rainbow                          546      106.0           1,437       68.3             296       24.2
GBS(1)                          (799)    (155.1)            262       12.4             231       18.9
Aire Serv(2)                    (592)    (115.0)            136        6.5              77        6.2
E.K. Williams(3)                 112       21.7              (9)       (.4)              -          -
Mr. Electric(4)                  149       29.0             (44)      (2.1)              -          -
Other(5)                         (64)     (12.4)           (122)      (5.8)              -          -
                             --------     ------        --------     ------        -------      ------
                             $  (515)     100.0%         $2,104      100.0%        $ 1,225      100.0%
                             ========     ======        ========     ======        =======      ======

______________

(1) Includes revenues or earnings of GBS since January 11, 1993, the date of the Company's assumed control of GBS.

(2)  Aire Serv commenced franchise activities in April 1993.

(3) Includes revenues or earnings of E.K. Williams since May 1, 1994, the effective date the Company acquired EKW.

(4)  Mr. Electric commenced franchise activities in December 1994.

(5) Includes revenues or earnings of The Dwyer Group, Inc. (Parent holding company) which beginning January 1,1994 maintains all corporate activities and functions. During 1993 such corporate activities (accounting, legal and administrative) were a part of Rainbow operations.



YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     The Company incurred a net loss of $515,000, or $.07 per share for the year ended December 31, 1995, a decrease of $2,619,000, or 124.5%, as compared to generating net income of $2,104,000, or $.31 per share for the year ended December 31, 1994.

     Total revenues for fiscal 1995 were $13,383,000, a decrease of $125,000, or .9%, compared to revenues of $13,508,000 for the year ended December 31, 1994.
This net decrease in revenues is comprised of the following components: royalty income increased $1,135,000, or 20.8%; franchise sales decreased $648,000, or 13.3%; product sales increased $80,000, or 13.6%; interest and other income increased $249,000, or 26.7%; whereas tax services decreased $27,000, or 3.7%. Fiscal 1994 revenues included the one-time recognition of $914,000 of life insurance proceeds. Excluding these life insurance proceeds from the 1994 revenues, results in fiscal 1995 revenues increased $789,000 (6.3%).

          The Company recognizes revenues from franchise royalties (net of an allowance for uncollectible amounts) when due from the franchisees. Increases in royalty income occurred in: Rooter - $604,000 or 40.9%; Aire Serv - $149,000 or 239.8%; and GBS - $53,000 or 7.0%. These increases, which coincide with the increased business revenues of the franchisees, are a direct result of the Company's emphasis placed on providing strong franchise support services, and it's methods and programs created to assist franchisees in building successful businesses. This in turn is very instrumental to the future of the Company as royalties are the foundation for the Company's long-term financial strength. Additionally, royalty income of E. K. Williams & Co. ("EKW"), which was acquired in May 1994 and therefore contributed only eight months of operations during fiscal 1994, increased approximately $265,000 (37.0%) in fiscal 1995 as compared to fiscal 1994.

          Franchise sales revenue represents the initial franchise fees charged by the Company to buyers of its individual and regional franchises as well as fees for its foreign master licenses. Rainbow, with franchise sales increasing from $380,000 in 1994 to $508,000 in 1995 ( an increase of $128,000 or 33.7%)
and Mr Electric, which was organized in September 1994 and recorded $695,000 of first year franchise sales in fiscal 1995, were the companies within The Dwyer Group, Inc. with franchise sales increases. Rainbow's franchise sales increase is primarily due to increased franchise sales activity on which down payments and revenue recognition criteria have been met. Offsetting the above franchise sales increases were decreases in Rooter, GBS and Aire Serv of $671,000 (47.7%), $493,000 (22.1%) and $272,000 (33.0%), respectively. The Rooter and Aire Serv decreases are primarily attributable to the reorganization and restructure of their respective franchise sales departments necessitated by the promotion of Robert Tunmire to the position of President and CEO of the Company due to the death of Donald J. Dwyer in December 1994. Prior to Mr. Tunmire's promotion, he was President of Mr. Rooter and Aire Serv, and was actively involved in the daily management and closing of franchise sales. The GBS franchise sales decrease is attributable to the 1995 planned decrease in regional franchise sales which was a major contributor to GBS' 1994 franchise sales.

          The product sales increase of $80,000 in 1995 over the prior year, is due to EKW which only contributed eight months of operations in 1994 after its May 1, 1994 acquisition by the Company. EKW sells products such as manual record keeping systems and forms to its franchisees and outside customers. Tax service revenues generated by GTS decreased $27,000 from $738,000 in fiscal 1994 to $711,000 in fiscal 1995.

          The increase in interest and other income is primarily due to increased interest income from invested cash balances and interest earned from related party and trade notes receivable.

          Costs and expenses for the year ended December 31, 1995 were $14,219,000, an increase of $3,659,000 or 34.7%, compared to costs and expenses of $10,560,000 for the year ended December 31, 1994. The major contributors to these increased expenses were: $796,000 regarding the loss in the repurchase of and subsequent operation of two Rooter and six Aire Serv franchise territories; $413,000 of additional Mr. Electric expenses, which was organized in September 1994 and began franchising in December 1994; $736,000 of additional trade notes and accounts receivable bad debt expenses as a result of an in-depth study of the collectibility of each franchise subsidiary's detailed receivable portfolio; $265,000 of increased regional director commissions primarily due to the increased franchisee revenues and resulting royalty income increases of Rooter and Aire Serv and the progression of the regional director program started in GBS in 1994; $157,000 of additional depreciation and amortization expenses primarily due to telephone and computer equipment acquired during fiscal 1995, the additional amortization of EKW franchise rights, which were acquired May 1, 1994, and increased goodwill amortization regarding the minority interest acquired in SSCS September 1, 1994; and costs (of which approximately $712,000 relates to salaries and payroll taxes) associated with the re-engineering of the administrative, franchise sales and franchise management departments of the operating subsidiaries, as well as the creation of several new corporate departments (telecommunications, office services, international marketing and MIS) in 1995.

          Income taxes consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property, plant and equipment, inventory, and accounts receivable for financial and income tax reporting. For the year ended December 31, 1995 the Company recorded an income tax benefit of $(321,000) as compared to an $844,000 income tax expense for the year ended December 31, 1994.

          During the fourth quarter of 1995, various year-end adjustments were recorded to the consolidated financial statments. The effect of these adjustments was a net decrease in total assets, liabilities, stockholders' equity and increased net loss of approximately $1,715,000, $927,000,$788,000, and $370,000, respectively. These adjustments were to primarily increase the allowance for doubtful accounts and notes receivable, adjustments to and write-downs of assets held for sale, write-off's of notes receivable, and adjustments to income tax accounts.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

          Income from continuing operations for the year ended December 31, 1994 was $2,104,000 (15.6% of revenues), an increase of $879,000, or 72%, compared to income from continuing operations of $1,225,000 (12.4% of revenues) for the year ended December 31, 1993. The Company incurred a net loss from discontinued operations of $48,000 during 1993 as a result of the sale of manufacturing operations, offset, in part, by a gain on the sale of such assets. As a result of the foregoing, the Company generated net income of $2,104,000, or $.31 per share for the year ended December 31, 1994, an increase of $857,000, or 69%, as compared to net income of $1,247,000, or $.20 per share for the year ended December 31, 1993.

          Total revenues for fiscal 1994 were $13,508,000, an increase of $3,657,000, or 37.1%, compared to revenues of $9,851,000 for the year ended December 31, 1993. This revenue increase is comprised of the following components: royalty income increased $1,253,000, or 29.8%; franchise sales increased $981,000, or 25.1%; product sales increased $460,000, or 356.5%; interest and other income increased $1,044,000, or 130.7%; whereas tax services decreased $81,000, or 9.8%.

          The Company recognizes revenues from franchise royalties (net of an allowance for uncollectible amounts) when due from the franchisees except in the case of Rainbow where royalty revenues are recognized when paid. Increases in royalty income occurred in: Aire Serv - $52,000 or 512.7%; Rooter - $443,000 or 43.7%; and Rainbow - $140,000 or 6.1%. These increases, which coincide with the increased business revenues of the Company's franchisees, are a direct result of the Company's emphasis placed on providing strong franchise support services, and it's proven methods and programs created to assist franchisees in building
successful businesses.   This in turn is very instrumental to the future of the
Company as royalties are the foundation for the Company's long-term financial strength. Additionally, approximately $715,000 of the increase was generated from the royalty revenues of EKW which was acquired effective May 1, 1994.

          Franchise sales revenue represents the initial franchise fees charged by the Company to buyers of its individual and regional franchises as well as fees for its foreign master licenses. GBS, with franchise sales increasing from $990,000 in 1993 to $2,231,000 in 1994 (an increase of $1,241,000 or 125.4%) and
Aire Serv, with franchise sales increasing from $422,000 in 1993 to $823,000 in 1994 (an increase of $401,000, or 95.0%) were the companies within The Dwyer Group, Inc. with franchise sales increases. Aire Serv, which commenced operations in April 1993, achieved a natural progression in increased franchise sales, being a relatively new franchise operation. GBS's franchise sales increase is primarily due to the focus by the Company in establishing a nationwide network of regional franchises to assist GBS in the sale and support of individual franchises. During 1994, GBS sold ten (10) regional franchises accounting for approximately $1,620,000 in franchise sales revenue. Partially offsetting the above franchise sales increases were decreases in Rooter and Rainbow franchise sales of $420,000 or 23.0% and $288,000 or 43.1%, respectively, which was primarily due to management's increased focus on profitability of existing franchises and decreased focus on franchise sales. In addition, these declines in franchise sales are consistent with the maturation process of franchise companies, where as the company matures, franchise sales revenue gives way to royalty income as the main income stream.

          The product sales increase of $460,000 in 1994 over the prior year, is due to the acquisition of EKW. EKW sells products such as manual record keeping systems and forms to its franchisees and outside customers.

          The major contributor to the $1,044,000 increase in other income is the $914,000 income recognition of life insurance proceeds relating to the death of the Company's Chairman and majority stockholder in December 1994. At December 31, 1994 the Company had actually received $50,000 of the $914,000 in life insurance proceeds, with the remaining $864,000 accrued and recorded as a note receivable from Mr. Dwyer's estate. The estate of Mr. Dwyer issued to the Company on December 20, 1994 a promissory note bearing 9% interest per annum covering the remaining life insurance proceeds ($864,000) which had been pledged to lenders for the benefit of the estate and not received by the Company. This note matured December 19, 1995.

          Costs and expenses for the year ended December 31, 1994 were $10,560,000, an increase of $2,430,000 or 29.9%, compared to costs and expenses of $8,130,000 for the year ended December 31, 1993. Costs and expenses represented 78.2% and 82.5% of revenues for 1994 and 1993, respectively. When 1994 revenues are adjusted downward to exclude the one-time 1994 revenue recognition of the $914,000 in life insurance proceeds, cost and expenses for 1994 represent 83.9% of these non-life insurance adjusted revenues. The increase in costs and expenses from 82.5% in 1993 to 83.9% as a percent of continuing revenues in 1994 is due to the added operations of Mr. Electric and EKW during 1994. Costs and expenses as a percent of revenues for EKW in 1994 was 98.6% and the 1994 start-up of Mr. Electric resulted in net expenses of approximately $72,000.

          The Company's effective income tax rate on income from continuing operations decreased to 28.6% for the year ended December 31, 1994 from 28.8 % for the year ended December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company's working capital ratio was approximately 3.0 to 1 compared to approximately 4.3 to 1 at December 31, 1994. In addition, the Company had working capital of approximately $5,213,000 at December 31, 1995, including $354,000 of franchisee funds held for advertising as compared to approximately $5,541,000 of working capital, including $443,000 of franchisee funds held for advertising at December 31, 1994. The decrease in the Company's working capital ratio and working capital at December 31, 1995 is primarily due to a $1,374,000 decrease in cash and cash equivalents and an overall $1,019,000 increase in accrued liabilities offset in part by a $1,000,000 increase in short term investments, a $647,000 increase in federal income tax receivable and a net receivable increase of approximately $262,000 regarding related party receivables and payables.

          Net trade accounts receivable decreased approximately $85,000 from December 31, 1994 to December 31, 1995. This decrease can be attributed to the $127,000 increase in allowance for doubtful accounts at December 31, 1995 as compared to December 31, 1994. Total trade notes receivable decreased approximately $1,324,000 from December 31, 1994 to December 31, 1995. This decrease in trade notes receivable is mainly comprised of: $772,000 of Rainbow notes written off (due to uncollectibility) against deferred franchise sales revenue, a liability account, (accounting for the majority of the $844,000 decrease in deferred franchise sales revenue from December 31, 1994 to December 31, 1995) and $720,000, $188,000 and $125,000 of Rooter, Aire Serv and GBS trade notes receivable , respectively, written off to assets held for sale relating to repurchased franchise territories.

          Capital expenditures for the year ended December 1995 were approximately $632,000 compared to approximately $281,000 for the year ended December 31, 1994. The Company anticipates capital expenditures for 1996 will be approximately $500,000. Management believes that the Company's cash flow from ongoing operations supplemented by the Company's positive cash position will be adequate to fund the Company's capital requirements.

          Net cash provided by operating activities for the year ended December 31, 1995 decreased to approximately $150,000 as compared to $1,853,000 for the year ended December 31, 1994 primarily as a result of decreased net earnings. Net cash used in investing activities for the year ended December 31, 1995 decreased by approximately $661,000 to $2,010,000, as compared to the year ended December 31, 1994. The primary uses of cash for investing activities were:
$1,000,000 for short-term investments and $828,000 to acquire assets held for sale. Net cash provided by financing activities in the year ended December 31, 1995 decreased by approximately $3,981,000 as compared to the prior year, primarily as a result of fiscal 1994 including approximately 5,036,000 of the net proceeds from the July 1994 common stock offering.

          In 1993, the Company entered into the Franchise Financing Agreement with Stephens Franchise Financing, ("Stephens"), pursuant to which Stephens agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 1995 and 1994, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $2,749,000 and $2,571,000, respectively. Pursuant to the terms of the Company's agreement with Stephens, until the entire principal balance of such indebtedness is repaid in full, the Company is obligated through full recourse on such franchisee indebtedness in the event a default with respect to such indebtedness occurs, the Company has 180 days to correct the default. If the default is not corrected within 180 days, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party. During 1995 and 1994, the Company exchanged notes it owned aggregating approximately $261,000 and $93,000, respectively, to Stephens for franchisee defaulted notes. In addition, approximately $58,000 and $13,000 was paid to Stephens during 1995 and 1994, respectively representing monthly installments on behalf of franchisees in default. The Company believes that its agreement with Stephens significantly improves its liquidity and working capital position.

          In connection with its franchising activities, the Company regularly extends credit to prospective franchisees to finance their purchase of franchises. The repayment of such indebtedness is secured by the assets of such franchises, including the franchise rights sold to the franchisees. The Company does recognize as revenue, franchise sales represented by notes from Rainbow, GBS, EKW, Mr. Rooter, Mr. Electric and Aire Serv franchisees who have made a down payment in cash of at least 20% of the sales price and completed training. At December 31, 1995 and 1994, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $2,652,000 and $3,133,000, respectively. For the year ended December 31, 1995, the Company expensed approximately $753,000 in conjunction with increased notes receivable bad debt reserves and notes receivable from franchisees which were determined to be uncollectible as compared to $267,000 for the year ended December 31, 1994. At December 31, 1995, the Company's allowance for doubtful note collections was $856,000, which the Company believes is currently adequate for the size and nature of its notes receivable.

          In 1982 and 1984, Rainbow guaranteed the repayment of approximately $1,500,000 of Mr. Donald Dwyer's personal indebtedness evidenced by industrial revenue bonds ("IRB's") in connection with Mr. Dwyer's improvements to certain real estate holdings, including the building of office facilities occupied by the Company and certain other companies.

          At the time of Mr. Dwyer's death in December 1994, life insurance with a face a value of approximately $1,050,000 was owned by Rainbow. Rainbow had outstanding loans against the value of the policy for $136,000. Therefore, upon the death of Mr. Dwyer in December 1994, the Company recorded income from the insurance proceeds of $914,000. The Company received $50,000 of life insurance proceeds in December 1994. The remaining $864,000 in proceeds of this insurance were pledged to the lender of the IRB's to secure Rainbow's guaranty. As such, the Company in December 1994 recorded a note receivable from Mr. Dwyer's estate in the same amount. This $864,000 note was paid in full during 1995 comprising the majority of the $872,000 decrease in notes receivable from related parties from December 31, 1994 to December 31, 1995.

          In February 1995, The Dwyer Group, Inc. reached an agreement with the estate of the late Donald J. Dwyer, Sr. regarding resolution of the discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which ($136,000) had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded in February 1995 as an additional capital contribution and as a note receivable. The note receivable has been classified as a reduction in stockholders' equity. During 1995 the estate paid principal and interest in the amount of $531,000 and $65,000, respectively. Therefore, at December 31, 1995 the remaining unpaid principal balance and accrued interest receivable were $419,000 and $5,000, respectively.

          From time to time, the Company repurchases operating franchise territories from existing franchisees which are carried as an asset held for sale while being marketed to new franchisees. During fiscal 1995 assets held for sale increased from $26,000 at December 31, 1994 to $1,187,000 at December 31, 1995, an increase of $1,161,000. Rooter, Aire Serv and GBS with assets held for sale of $884,000. $167,000 and $125,000, respectively, at December 31, 1995 are the primary contributors to this increase.

          Accrued liabilities increased from $244,000 at December 31, 1994 to $1,263,000 at December 31, 1995 an increase of $1,019,000. This increase is primarily composed of: $404,000 accrued in GBS in conjunction with the restructure of the GBS regional franchise program; and $376,000 accrued between Rooter and Aire Serv regarding expenses assumed in acquiring assets held for sale during fiscal 1995.


FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

          The Company's operating results could vary significantly from period to period as the result of a variety of factors, including the timing of acquisitions, the length of the Company's franchise sales cycles; the ability of franchisees to collect their receivables and satisfy obligations under franchise agreements with the Company; seasonal conditions in the markets in which the Company's franchisees operate and competitive factors. For instance, Rainbow's revenues have historically decreased during cold weather months and increased during hot weather months and GBS's and EKW's revenues typically increase significantly during the tax season. There can be no assurance that such factors will not result in significant fluctuations in the Company's operating results in the future.


INFLATION

          Inflation has not historically had a material effect on the Company's operations.


ACCOUNTING MATTERS

          In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. This statment is effective for fiscal years beginning after December 15, 1995.

          In October 1995, the FASB issued Statement of Financial Acounting Standards No. 123, "Accounting for Stock-Based Compensation". This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entitites to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to continue to use the method of acounting specified in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. This Statement is effective for fiscal years beginning after December 15, 1995.

Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements of the Company, together with the report of independent certified public accountants, are included in this report following the signature pages.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On July 31, 1995, the Audit Committee of the Board of Directors of the Company approved the dismissal of Grant Thornton LLP as its independent public accountants and the appointment of Coopers & Lybrand L.L.P. as its independent public accountants, effective on such date. The Company had not consulted Coopers & Lybrand L.L.P. prior to such appointment with respect to any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any disagreement with the Company's independent public accountants. From 1989 until such date, the Company had engaged Grant Thornton LLP as its independent public accountants. During the period of the engagement of Grant Thornton LLP by the Company, there were no disagreements between Grant Thornton LLP and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP would have caused them to make reference to the disagreements in any of their financial reports to the Company. In addition, no report on the financial statements of the Company rendered by Grant Thornton LLP contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, the scope of audit performed, or accounting principles.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The directors and executive officers of the Company are as follows:

      Name                    Age                 Position
      ----                    ---                 --------
Theresa Dwyer.........        61          Chairperson of the Board of Directors
Robert Tunmire........        37          President and Chief Executive Officer and Director
John Appel............        54          Vice President
Dina Dwyer-Owens......        32          Secretary and Vice President of Operations and Director
Stephen E. Beatty.....        44          Treasurer and Chief Financial Officer
Donald J. Dwyer, Jr...        31          Director
James L. Sirbasku.....        56          Director
John P. Hayes.........        46          Director
Donald E. Latin.......        65          Director

       All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

          Theresa Dwyer has been Chairperson of the Board of Directors since July 1995 and Director of the Company since December 1994. She has been the majority stockholder and President of the following privately held companies:
Worldwide Cabinet Systems, Inc.; Worldwide Refinishing Systems, Inc.; Worldwide Whirlpool Systems, Inc.; Worldwide Franchise Consultants, Ltd.; Aames Auto Leasing, Inc.; and Sun Screen of Austin, Inc. since December 1994. She also serves as Vice President of Worldwide Supply, Inc., and Secretary of Dwyer Real Estate and Development, Inc. Mrs. Dwyer serves as Co -Executrix of the Estate of Donald J. Dwyer. Prior to December 1994 Mrs. Dwyer was self-employed.

Robert Tunmire has been President of the Company since December 1994 after serving as Executive Vice President since June 1993. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January 1992 through May 1993, after serving from May 1989 as Director and Executive Vice President. Mr. Tunmire currently serves as President of the following subsidiaries of the Company: Mr. Rooter Corporation, Mr. Electric Corp. and Aire Serv Heating & Air Conditioning, Inc. From December 1980 until May 1989, Mr. Tunmire had been employed by Rainbow International Carpet Dyeing & Cleaning Co., a subsidiary of the Company, most recently as Executive Vice President of Franchise Counseling. Mr Tunmire has approximately 20 years experience in the franchising industry.


          Stephen E. Beatty has served as the Company's Treasurer and Chief Financial Officer since December 1994. He previously served as Controller of the Company from April 1993 to December 1994. Prior to that time, Mr. Beatty served as Controller for Gulf Stream Coach, Inc., a company that manufactures recreational vehicles from August 1991 to April 1993. Mr. Beatty served as Treasurer and Vice President of Finance for SMI International, Inc., a company specializing in franchising businesses, from April 1987 to June 1991. Mr. Beatty previously served as Controller and Treasurer of SMI International, Inc. from April 1986 to June 1991, and Controller from October 1983 to April 1986.


          John Appel, who has over 25 years of franchising experience, has served as Vice President of the Company since December 1994. Mr. Appel served as President of Rainbow from February 1, 1992 through June 1995. Before coming to Rainbow, he served for seven years as President of Leadership Management, Inc., a company specializing in franchising businesses, and prior to that he was employed by Success Motivation Institute, Inc., a franchising company, most recently as Vice President of Franchising.

          Dina Dwyer-Owens has been Vice President of Operations since September 1995 after serving as Co-Chair of the Board of Directors from December 1994 to July 1995, and has been a Director and Secretary of the Company since May 1989. Ms. Dwyer-Owens has been employed by Dwyer Real Estate and Development, a real estate concern located in Waco, TX since June 1981, most recently as President. She also serves as Director to Rainbow and Mr. Rooter.

          Donald J. Dwyer, Jr. has served as a Director since May 1989. Mr. Dwyer is currently employed by the Company as Director of International Marketing. He previously served as Director of International Marketing for Rainbow from 1987 to 1994. Mr. Dwyer serves as Co - Executor of the Estate of Donald J. Dwyer.

          James L. Sirbasku has served as a Director since July 1994. He has served as Chairman and Chief Executive Officer of Profiles International, Inc., an international company providing pre-employment evaluation systems, since March 1991. From 1980 to 1991, Mr. Sirbasku served as President of SMI International, Inc., a company specializing in franchising businesses.

          John P. Hayes has served as a Director since July 1994. He founded and has served as President of The Hayes Group, Inc., since 1987. The Hayes Group, Inc. is an international marketing and promotion company specializing in franchised businesses.

          Donald E. Latin founded and, since 1986, has served as President of D. Latin and Company, Inc., a corporate consulting and service company which provides such corporate finance services as: the raising of capital, mergers and acquisitions, valuation of businesses, fairness opinions, and other financial advisory services.


          Donald J. Dwyer, Jr. and Dina Dwyer-Owens are the son and daughter, respectively, of Theresa Dwyer.

SIGNIFICANT EMPLOYEES

          Michael Bidwell, age 38, has been President of Rainbow since July 1995. Mr. Bidwell was a Rainbow franchisee in Tucson, Arizona from April 1984 to June 1995, and a Mr. Rooter franchisee from August 1992 to June 1995. From 1986 to June 1995, Mr. Bidwell served as President of Ramsoo, Inc., an Arizona corporation, which operated the Rainbow and Mr. Rooter franchises in Tucson, Arizona.

          Paul Woody, age 53, has been President of GBS and EKW since June 1995. Mr. Woody has owned and operated a GBS franchise, located in Oklahoma City, Oklahoma since 1972.

          Richard Cross, age 47, has been Chief Operating Officer of Mr. Rooter, Mr. Electric and Aire Serv since December 1994. Mr. Cross previously served as Vice President of Marketing from December 1991 to October 1993. Prior to that time, he served as National Marketing Director for Leadership Management, Inc., a company specializing in franchising businesses, from December 1986 to November 1991.


BOARD PARTICIPATION AND STRUCTURE

          The Board of Directors met four times during 1995 and took action 25 times by means of written consent. Each director attended each of the meetings. Non-employee directors are not compensated for their services as directors. Such directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

          The Audit Committee met two times during 1995.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Disclosure of delinquent filings pursuant to Section 16(a) of the Exchange Act are incorporated herein by reference to the Company's definitive proxy statement.





                    This portion intentionally left blank.

ITEM 10.  EXECUTIVE COMPENSATION

           Summary Compensation Table. The following information sets forth compensation earned by the Company's Chief Executive Officer and all other of its executive officers whose annual compensation exceeded $100,000 for services rendered for the Company and its Subsidiaries during the fiscal years indicated:

                          SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                    COMPENSATION

   NAME AND                                                               STOCK/
 PRINCIPAL POSITION         YEAR           SALARY          BONUS         OPTIONS
 ------------------         ----           ------          -----        --------
Robert Tunmire,             1995         $196,414/(1)/    $20,779        100,000
   President & CEO          1994         $158,780/(1)/    $88,756             --
                            1993         $145,300/(1)/    $55,649             --

John Appel,
   Vice President           1995         $123,882         $21,389             --
                            1994         $123,059         $23,474             --
                            1993         $135,107         $ 4,788         25,000

Stephen Beatty/(2)/         1995         $ 85,829         $15,000         12,500
   Treasurer & CFO          1994         $ 51,544         $15,000             --

Paul Woody/(3)/             1995         $115,385         $28,846         25,000

 ________________________

(1)  Includes salary of $189,164 in 1995, $62,500 in 1994, and $74,500 in 1993
     and commissions from franchise sales of $7,250 in 1995, $96,280 in 1994, and $70,800 in 1993.

(2) Mr. Beatty was appointed Treasurer and Chief Financial Officer of the Company effective December 19, 1994.

(3)  Mr. Woody was appointed President of GBS and EKW effective June 1, 1995.

     Employment Agreement. GBS has a written employment agreement dated June 1, 1995 with Paul Woody, President of GBS, which extends through May 31, 2000. Mr. Woody receives a base salary of $200,000 per year, and a bonus equal to the greater of $50,000 or five percent (5%) of GBS' annual net income. In addition, pursuant to the agreement, GBS pays the cost of Mr. Woody's family health insurance and his individual disability and life insurance coverages.





                    This portion intentionally left blank.

     The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 1995:

                       Option Grants in Last Fiscal Year

                                             PERCENT OF TOTAL
                        NUMBER OF           OPTIONS GRANTED TO      EXERCISE
                  SECURITIES UNDERLYING         EMPLOYEES           OR BASE     EXPIRATION
     NAME            OPTIONS GRANTED          IN FISCAL YEAR         PRICE         DATE
     ----            ---------------          --------------         -----         ----
Robert Tunmire           100,000                    55%              2.50           (2)

Stephen Beatty            12,500                     7%              2.625          (2)

John Appel                    --                    --                  --          ---

Paul Woody                25,000                    14%              3.375          (2)

__________________________

(2) The Incentive Stock Option Agreements do not contain a specific option expiration date. In addition, incentive options whether or not then exercisable, terminate immediately upon termination of employment for cause. If an employee's termination is not for cause, the employee has the right to exercise stock options, to the extent exercisable at the date of cessation of employment, at any time within 30 days of that employment cessation date. Pursuant to the 1986 Stock Option Plan, no Incentive Option granted shall be exercisable after 10 years from the date the option is granted.


     The following table shows option exercises during the year ended December 31, 1995 and the value of unexercised options at December 31, 1995 for the named executive officers who exercised options during 1995 or who had unexercised options at December 31, 1995.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                    VALUES

                                                                 NUMBER OF
                                                                SECURITIES
                                                                UNDERLYING                VALUE OF
                                                               UNEXERCISED            UNEXERCISED IN-
                                                            OPTIONS AT FISCAL       THE-MONEY OPTIONS
                                                                YEAR END            AT FISCAL YEAR END
                    SHARES ACQUIRED                           (EXERCISABLE/           (EXERCISABLE/
     NAME             ON EXERCISE       VALUE REALIZED        UNEXERCISABLE)        UNEXERCISABLE)(1)
     ----            -------------      --------------        --------------        -----------------
Donald J. Dwyer             --                   --              90,000/-0-            $180,000/-0-
  Estate/(2)/

Robert Tunmire           1,000               $1,640             130,101/-0-            $ 90,937/-0-

John Appel                  --                   --           15,000/10,000                 -0-/-0-

Stephen Beatty              --                   --              -0-/12,500              -0-/$4,688

___________________

(1) The closing price of the Common Stock on December 31, 1995 was $3.00 per share.

(2) Mr. Dwyer assigned 295,000 of the 385,000 remaining unexercised options to purchase shares of the Company's Common Stock ( which options are governed by that certain Stock Option Agreement dated April 28, 1989 by and between Mr. Rooter Corporation (now The Dwyer Group, Inc). and Donald J. Dwyer) to a bank.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1995, certain information regarding the beneficial ownership of Common Stock by (i) each of named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:

NAME AND ADDRESS                                       BENEFICIAL OWNERSHIP(1)
                                                       -----------------------
  OF BENEFICIAL                                        NUMBER
      OWNER                                            OF SHARES   PERCENT (2)
  -------------                                        ---------   -----------

Estate of Donald J. Dwyer/(3)(4)/...................   4,610,920         64.0%

Dina Dwyer-Owens/(3) (5)/...........................       2,913             *

Robert Tunmire/(3) (6)/.............................      49,707             *

Donald J. Dwyer, Jr./ (3)(7)/.......................   4,617,520         64.1%

Theresa Dwyer/ (3)(7)/..............................   4,612,220         64.0%

John Hayes/(8)/.....................................      20,250             *

James Sirbasku/(9)/.................................      15,000             *

Donald E. Latin/(10)/...............................      12,000             *

John Appel/(3) (11)/................................      15,000             *

Paul Woody/(3) (12)/................................       1,900             *

Renaissance Capital Growth & Income Fund III/(13)/..     504,900          7.1%

All officers and
directors as a group
(nine persons)/(14)/................................   4,735,590         65.0%

______________________
*Less than 1%.

(1) Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Based on a total of 7,113,127 shares of Common Stock outstanding prior to the exercise of any outstanding options or warrants.

(3) The principal business address of each of these individuals is c/o the Company, 1010 N. University parks Drive, Waco, Texas 76707.

(4) Mr. Dwyer, former Chairman of the Board, President and CEO of the Company, died December 4, 1994. The number of shares beneficially owned includes the 90,000 Option Shares (held by Mr. Dwyer's estate), currently exercisable pursuant to a Stock Option Agreement dated April 28, 1989, and 244,700 shares of Common Stock owned by another stockholder of the Company in connection with which Mr. Dwyer's estate has sole voting power pursuant to a Shareholder Voting, Proxy and Stock Sale Agreement between Mr. Dwyer and such stockholder. It also includes 340,300 of Mr. Dwyer's shares of Common Stock which are being held in escrow GBS's achievement of certain pre-tax income levels. Mr. Dwyer's estate retains voting power in connection with such shares. Theresa Dwyer and Donald J. Dwyer, Jr. serve as Co-Executors of the Estate of Donald J. Dwyer.

(5) Includes 1,500 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option.

(6) Includes 30,101 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option.

(7) Includes 4,610,920 shares of Common Stock beneficially held by the Estate of Donald J. Dwyer. Theresa Dwyer and Donald J. Dwyer, Jr. serve as Independent Co-Executors of the Estate of Donald J. Dwyer, and as such, share voting and disposition power with respect to such shares and may be deemed to beneficially own such shares.

(8) Includes 20,000 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Hayes. The principal business address of Mr. Hayes is 6612 Dupper Court, Dallas, Texas 75252.

(9) Includes 10,000 shares of Common stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Sirbasku. The principal business address of Mr. Sirbasku is 5205 Lakeshore Drive, Waco, TX 76710.

(10) Includes 10,000 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Latin. The principal business address of Mr. Latin is 600 N. Pearl Street, Suite 2250; Dallas, TX 75201.

(11) Includes 15,000 shares of Common Stock now exercisable or exercisable within 60 days under Incentive Stock Options.

(12) Includes 900 shares of Common Stock owned by an employee profit sharing plan of Mr. Woody's GBS franchise business and for which Mr. Woody is Trustee.

(13) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(14) Includes 86,601 shares of Common Stock now exercisable or exercisable within 60 days under Incentive Stock Options and the 90,000 Option Shares exercisable under a non-Option Plan stock option.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company currently leases its principal executive and administrative facilities from the majority stockholder, under various leases expiring at various times through October 31, 2001 requiring total monthly lease payments of $31,417. In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from entities controlled by its majority stockholder. The Company expensed $618,106 for these rents and services in 1995, $845,554 in 1994 and $378,648 in 1993.

  The Company recognized income from related parties for accounting, legal and administrative services, interest income, product sales commissions and management fees totaling $554,116 in 1995, $505,966 in 1994 and $316,265 in
1993.

  In addition, from time to time, the Company and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

     In 1982 and 1984, Rainbow guaranteed the repayment of approximately $1,500,000 of Mr. Donald Dwyer's personal indebtedness evidenced by industrial revenue bonds ("IRB's") in connection with Mr. Dwyer's improvements to certain real estate holdings, including the building of office facilities occupied by the Company and certain other companies.

     At the time of Mr. Dwyer's death in December 1994, life insurance with a face a value of approximately $1,050,000 was owned by Rainbow. Rainbow had outstanding loans against the value of the policy for $136,000. Therefore, upon the death of

Mr. Dwyer in December 1994, the Company recorded income from the insurance proceeds of $914,000. The Company received $50,000 of life insurance proceeds in December 1994. Part of the remaining $864,000 proceeds of this insurance were pledged to the lender of the IRB's to secure Rainbow's guaranty. Proceeds of $864,000 were directed to Mr. Dwyer's estate and were utilized to pay down the IRB's and also Housing Finance Revenue Bonds for which the remainder of the insurance proceeds are assigned for the benefit of the estate. As such, the Company in December 1994 recorded a note receivable from Mr. Dwyer's estate in the same amount. This $864,000 note was paid in full during 1995, including $34,087 of interest.

     The Company, beginning June 1995, agreed to pay Don Latin, an independent director, $2500 per month for investment banking consulting services. In addition, in August 1995 the Company entered into a consulting agreement with another independent director, John Hayes, to provide consulting services regarding public relations, marketing and special projects for the company. During 1995 the Company expensed approximately $108,000 for Mr. Hayes' services.

     In December 1994 the Company, along with selected related parties, agreed to convert $661,597 of related party accounts receivable and accounts receivable from affiliates to interest bearing (9%) notes receivable. These notes are payable in full by December 1999. In total, accounts and notes receivable from related parties and officers (current and long-term) decreased approximately $421,000, to $1,576,348 at December 31, 1995 when compared to December 31, 1994.

     In February 1995, the Dwyer Group, Inc reached an agreement with the estate of the late Donald J. Dwyer, Sr. regarding resolution of the discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which ($136,000) had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded in February 1995 as an additional capital contribution and as a note receivable. The note receivable has been classified as a reduction in stockholders' equity. During 1995 the estate paid principal and interest in the amount of $531,103 and $65,355, respectively. Therefore, at December 31, 1995, the remaining unpaid principal balance and accrued interest receivable were $418,896 and $4,751, respectively.


  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Documents filed as a part of this report:

            1.   Financial Statements
                 --------------------

                 The Consolidated Financial Statements of the Company are included in Part II, Item 7. See index on page 25.


            2.   Exhibits
                 --------

        3.1    Certificate of Incorporation, as amended (1)
        3.2 Certificate of Amendment of Certificate of Incorporation filed June 12, 1987 (2)
        3.3 Certificate of Amendment of Certificate of Incorporation filed May 8, 1988 (2)
        3.4 Certificate of Amendment of Certificate of Incorporation filed July 30, 1993 (2)
        3.5    Bylaws (1)
        4.1 Form of Representative's Warrant Agreement, including Representative's Warrant (2)
        4.2    Warrants to Purchase Common Stock issued to Norcross Securities,
               Inc.
        10.1 Stock Option Plan, as amended, and form of Employee Stock Option Agreement (1)
        10.2 Form of Rainbow International Carpet Dyeing and Cleaning Co. License Agreement (2)
        10.3   Form of Mr. Rooter Corporation Franchise Agreement (2)
        10.4   Form of General Business Services License Agreement (2)
        10.5   Form of Aire-Serv Corporation Franchise Agreement (2)
        10.6   Certificate of Registration of Service Mark "MR. ROOTER" (1)
        10.7   Certificate of Registration of Service Mark "QUICK-AS-A-WINK" (1)
        10.8   Certificate of Registration of Mr. Rooter logo (1)

  2.  Exhibits (continued)
      --------------------

        10.9   Certificate of Registration of Service Mark "Super Kleens"
               logo (1)
        10.10 Certificate of Registration for Service Mark "America's Trouble Shooter" (1)
        10.11  Certificate of Registration of Trademark "MR. ROOTER" issued by
                    Office of Consumer and Corporate Affairs in Canada (1)
        10.12  Lease Agreement between Donald J. Dwyer and Mr. Rooter
                    Corporation, dated December 20, 1991 (2)
        10.13  Lease Agreement between Donald J. Dwyer and Rainbow International
                    Carpet Dyeing and Cleaning Training Center, commencing January 1, 1993 (2)
        10.14  Lease Agreement between Donald J. Dwyer and Rainbow International
                    Carpet Dyeing and Cleaning Waco Franchise, commencing January 1, 1993 (2)
        10.15  Lease Agreement between Donald J. Dwyer and General Business
                    Services, dated August 31, 1993 (2)
        10.16  Lease Agreement between Donald J. Dwyer and Rainbow
                    International, dated September 1, 1993 (2)
        10.17  Lease Agreement between Donald J. Dwyer and The Dwyer Group,
                    Inc., dated February 18, 1994 (2)
        10.18  Agreement and Plan of Reorganization and Share Exchange (3)
        10.19  Agreement for Purchase and Sale of Assets of National
                    Manufacturing & Supply Corporation (4)
        10.20  Franchisee Financing Agreement dated July 2, 1993, with Addendum dated December 23, 1993 (4)
        10.21  Shareholders' Voting Proxy and Stock Sale Agreement, between
                    Donald J. Dwyer, Sr. and Vernon Lee Russell and wife, Sylvia Russell, and the Company (5)
        10.22  Stock Purchase Agreement between Donald J. Dwyer, Sr., Vernon Lee
                    Russell and Sylvia Russell (5)
        10.23  Stock Option Agreement between the Company and Donald J. Dwyer
                    (5)
        10.24  Incentive Stock Option Agreement between the Company and John
                    Appel for 25,000 shares of the Company's Common Stock (4)
        10.25  Incentive Stock Option Agreement between the Company and
                    Douglas C. Holsted for 12,500 shares of the Company's Common Stock (1)
        10.26  Incentive Stock Option Agreement between the Company and Dina
                    Dwyer-Owens for 2,500 shares of the Company's Common Stock
                    (1)
        10.27  Incentive Stock Option Agreement between the Company and Robert
                    A. Tunmire for 50,000 shares of the Company's Common Stock
                    (1)
        10.28  Employment Contract between the Company and Donald J. Dwyer (1)
        10.29  Guaranty Agreement, executed December 1, 1982 by Rainbow
                    International Carpet Dyeing and Cleaning Company (2)
        10.30 Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company (2)
        10.31  Promissory Note, executed January 7, 1993, by and between Pride
                    Venture Capital, Inc. and GTL Services, Ltd. (2)
        10.32  Form of Affiliate Transactions Agreement (2)
        10.33  Stock Purchase Agreement dated May 14, 1994 by and between The
                    Dwyer Group, Inc., Co Data AG and Central Data BV (6)
        10.34  Irrevocable Stock or Bond Power, Note and Security Agreement,
                    dated May 25, 1994, by and between Christian Mission Concerns, as lender, and the Company, as borrower (2)
        10.35  Mutual Release by and between General Business Services, Pride
                    Venture Capital and GTL Services Ltd., effective June 10, 1994 (2)
        10.36  Assignment of Judgments and Claims, executed by and between
                    General Business Services, Inc., Pride Venture Capital, Inc., and GTL Services, Ltd., dated June 10, 1994 (3)
        10.37  Promissory Note, executed June 8, 1994, by and between the
                    Company and NationsBank of Texas, N.A. (2)
        10.38  Promissory Note, executed June 9, 1994, by and between the
                    Company and Central National Bank (2)

        10.39 Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994 (7)

        10.40 Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service Station Computers Systems, Inc.(7)
        10.41 Form of Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock.(7)
        10.42 Form of Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(7)

        10.43 Form of Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the Company's Common Stock.(7)

        10.44  Incentive Stock Option Agreement by and between the Company and
                    Matthew Michel.(7)

        21     List of Subsidiaries.(2)

        27     Financial Data Schedules.(8)

__________________________

(1) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No. 33-7290-FW).

(2) Incorporated by reference to the Registrant's Form SB-2 registration statement (No. 33-78814).

(3) Incorporated by reference to the Registrant's Form 8-K/A dated as of June 1, 1993 (SEC File No. 0-15227)

(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 1993 (SEC File No. 0-15227).

(5) Incorporated by reference to the Registrant's Schedule 13D of Donald J. Dwyer, dated May 4, 1989, filed May 9, 1989 (SEC File No. 0-15227).

(6) Incorporated by reference to the Registrant's Form 8-K dated as of May 14, 1994 (SEC File No. 0-15227).

(7) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1994 (SEC File No. 0-152227.)

(8) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1995 (SEC File No. 0-152227.)

   (a)    Reports on Form 8-K

          NONE

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 23rd day of April, 1996.


                              The Dwyer Group, Inc.


                              By:      \s\ Robert Tunmire
                                       ----------------------
                                       Robert Tunmire, President
                                       and Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                   Title                           Date
- -----------                  -----                           ----
\s\Theresa Dwyer             Chairperson of the              April 23, 1996
- ----------------
Theresa Dwyer                Board of Directors


\s\Robert Tunmire            President and                   April 23, 1996
- -----------------
Robert Tunmire               Chief Executive Officer
                             (Principal Executive Officer)


\s\ Dina Dwyer-Owens         Secretary and                   April 23, 1996
- --------------------
Dina Dwyer-Owens             Vice President of Operations


\s\ Stephen E. Beatty        Treasurer and Chief             April 23, 1996
- ---------------------
Stephen E. Beatty            Financial Officer
                             (Principal Financial and
                             Accounting Officer)

\s\ James Sirbasku           Director                        April 23, 1996
- ------------------
James Sirbasku


\s\Donald J. Dwyer, Jr.      Director                        April 23, 1996
- -----------------------
Donald J. Dwyer, Jr.


\s\John P. Hayes             Director                        April 23, 1996
- ----------------
John P. Hayes


\s\Donald E. Latin           Director                        April 23, 1996
- ------------------
Donald E. Latin

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Reports of Independent Accountants............................................................  26-27

Consolidated Balance Sheets as of December 31, 1995 and 1994..................................  28-29

Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993...  30-31

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994,
   and 1993...................................................................................     32

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993...  33-35

Notes to Consolidated Financial Statements....................................................  36-51

REPORT OF INDEPENDENT ACCOUNTANTS
____________________________________________________________


Board of Directors
The Dwyer Group, Inc.

We have audited the consolidated balance sheet of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1994 and for the two years in the period ended December 31, 1994, were audited by other auditors whose report, dated February 23, 1995, included an explanatory paragraph that described a change in the Company's method of accounting for income taxes discussed in Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



COOPERS & LYBRAND, L.L.P
Fort Worth, Texas
March 26, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


Board of Directors
The Dwyer Group, Inc.

We have audited the consolidated balance sheet of The Dwyer Group, Inc. and Subsidiaries, as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dwyer Group, Inc., and Subsidiaries as of December 31, 1994, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



                                        GRANT THORNTON, LLP
Oklahoma City, Oklahoma
February 23, 1995

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                              DECEMBER 31,
                                                                       1995                   1994
                                                                -----------            -----------
CURRENT ASSETS:

  Cash and cash equivalents                                     $ 3,446,166            $ 4,819,795
  Short-term investments                                          1,000,000                      -
  Trade accounts receivable, net of allowance for
   doubtful accounts of $491,613 and $364,839,
   respectively                                                     696,389                781,201
  Accounts receivable from related parties                          825,029                340,903
  Accrued interest receivable                                       150,748                 38,500
  Trade notes receivable, current portion                           826,418                992,258
  Inventories                                                       136,728                159,838
  Prepaid expenses                                                  148,854                107,254
  Federal income tax receivable                                     646,641                      -
                                                                -----------            -----------

TOTAL CURRENT ASSETS                                              7,876,973              7,239,749


ACCOUNTS RECEIVABLE FROM
RELATED PARTIES, long term portion                                   97,916                130,916

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation                                        1,472,863              1,034,846

ASSETS HELD FOR SALE                                              1,187,101                 25,815

TRADE NOTES RECEIVABLE, long-term portion,
  net of allowance for doubtful notes of $855,849 and
  $421,797, respectively                                          4,478,071              5,636,693

PURCHASED FRANCHISE RIGHTS, at cost less
  accumulated amortization of $331,466 and $180,540,
  respectively                                                    1,337,518              1,436,164

PATENTS AND TRADEMARKS, at cost less
  accumulated amortization of $24,150 and $16,303,
  respectively                                                      108,098                 92,294

NOTES RECEIVABLE FROM RELATED PARTIES                               653,403              1,525,597

INVESTMENT, equity method                                           428,423                492,300

OTHER ASSETS                                                        199,778                 93,454
                                                                -----------            -----------

TOTAL ASSETS                                                    $17,840,144            $17,707,828
                                                                ===========            ===========



The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              DECEMBER 31,
                                                                       1995                   1994
                                                                -----------            -----------
CURRENT LIABILITIES:

  Trade accounts payable                                        $   883,307            $   747,567
  Accounts payable to related parties                               222,227                      -
  Accrued liabilities                                             1,262,747                243,757
  Income tax payable                                                      -                370,271
  Other payables                                                     67,759                179,634
  Current portion of notes payable and capital
   lease obligations                                                228,170                157,555
                                                                -----------            -----------

TOTAL CURRENT LIABILITIES                                         2,664,210              1,698,784

NOTES PAYABLE, less current portion                                 246,458                355,546

DEFERRED FRANCHISE SALES REVENUE                                  2,652,057              3,496,382

FRANCHISE FUNDS HELD FOR ADVERTISING                                318,447                292,995

DEFERRED TAX LIABILITY                                               58,147                 22,702
                                                                -----------            -----------

TOTAL LIABILITIES                                                 5,939,319              5,866,409

Commitments and contingent liabilities (Note 10 and 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - shares authorized,
   500,000; outstanding, none                                             -                      -
  Common stock, authorized 15,000,000 shares of
   $.10 par value; issued 7,235,552 shares and 7,234,552
   at December 31, 1995 and 1994, respectively                      723,556                723,456
  Additional paid-in capital                                      8,941,029              7,989,489
  Retained earnings                                               2,751,257              3,266,463
  Note receivable from shareholder                                 (418,896)                     -
  Treasury stock, at cost (122,425 and 137,425 shares
   at December 31, 1995 and 1994, respectively)                     (96,121)              (137,989)
                                                                -----------            -----------

TOTAL STOCKHOLDERS' EQUITY                                       11,900,825             11,841,419
                                                                -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $17,840,144            $17,707,828
                                                                ===========            ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------

                                                                1995               1994               1993
                                                         -----------         ----------         ----------
REVENUES:
  Royalty income                                         $ 6,588,983         $5,453,611         $4,200,599
  Franchise sales                                          4,235,649          4,884,000          3,903,392
  Tax services                                               710,823            738,077            818,658
  Product sales                                              668,544            588,458            128,904
  Insurance proceeds                                               -            914,000                  -
  Interest and other, net                                  1,178,638            929,913            799,438
                                                         -----------         ----------         ----------
                                                          13,382,637         13,508,059          9,850,992

COSTS AND EXPENSES:
  Cost of product sales                                      340,053            233,922             69,697
  Cost of tax services                                     1,117,791          1,103,826          1,126,261
  General, administrative, selling                        11,741,125          8,828,122          6,604,616
  Depreciation and amortization                              432,443            275,824            182,089
  Interest                                                    48,913            118,491            146,929
  Write down of assets held for sale                         245,852                  -                  -
  Loss on disposal of assets held for sale                   292,614                  -                  -
                                                         -----------         ----------         ----------
                                                          14,218,791         10,560,185          8,129,592
                                                         -----------         ----------         ----------

(Loss) Income from continuing operations
   before (benefit) provision for income taxes              (836,154)         2,947,874          1,721,400
 (Benefit) provision for income taxes                       (320,948)           843,918            496,425
                                                         -----------         ----------         ----------
(Loss) Income from continuing operations                    (515,206)         2,103,956          1,224,975
                                                         -----------         ----------         ----------
Discontinued operations
  Loss from discontinued operations of business
    segment                                                        -                  -           (115,283)
  Gain on sales of assets of business segment                      -                  -             67,091
                                                         -----------         ----------         ----------

Net (Loss) Income before  cumulative effect of change
   in accounting  principle                                 (515,206)         2,103,956          1,176,783

Cumulative effect of change of accounting
    principle                                                      -                  -             70,038
                                                         -----------         ----------         ----------
Net (loss) income                                        $  (515,206)        $2,103,956         $1,246,821
                                                         ===========         ==========         ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------

                                                           1995               1994                1993
                                                           ----               ----                ----
(Loss) income per common and dilutive share:
   (Loss) income from continuing operations         $    (0.07)         $     0.31          $     0.20
   Discontinued operations                                   -                   -               (0.01)
   Cumulative effect of change in accounting
     principle                                               -                   -                0.01
                                                    -----------         ----------         -----------
                                                    $    (0.07)         $     0.31          $     0.20
                                                    ==========          ==========          ==========

Weighted average common and dilutive common
   equivalent shares outstanding                     7,450,066           6,809,222           6,243,991
                                                    ==========          ==========          ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE DWYER GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995


                                                                                  ADDITIONAL
                                                          COMMON STOCK              PAID-IN          RETAINED
                                                      SHARES       DOLLARS          CAPITAL          EARNINGS
                                                   -----------------------       -----------      ------------
Balance at December 31, 1992                       1,611,838       757,083       $1,754,196       $   979,426
Net income for the year                                    -             -                -         1,246,821
Stock options and warrants exercised                 109,799        10,980           47,240                 -
Reclassification of undistributed earnings                 -             -        1,063,740        (1,063,740)
Acquisition of affiliated company for stock        4,237,352       423,735         (273,735)                -
Effect of reverse stock split                              -      (595,899)         595,899                 -
                                                  ----------      --------       ----------       -----------

Balance at December 31, 1993                       5,958,989       595,899        3,187,340         1,162,507


Net income for the year                                    -             -                -         2,103,956
Stock options exercised                                1,500           150            2,310                 -
Purchase of treasury stock                                  -             -                -                 -
Issuance of common stock                           1,437,500       143,750        4,892,350                 -
Retirement of treasury stock                        (163,437)      (16,343)         (92,511)                -
                                                  ----------      --------       ----------       -----------

Balance at December 31, 1994                       7,234,552       723,456        7,989,489         3,266,463
                                                  ----------      --------       ----------       -----------

Net loss for the year                                      -             -                -          (515,206)
Stock options exercised                                1,000           100            1,540                 -
Contributions from stockholder                             -             -          950,000                 -
Payments received on stockholder note                      -             -                -                 -
Purchase of treasury stock                                 -             -                -                 -
Sales of treasury stock                                    -             -                -                 -
                                                  ----------      --------       ----------       -----------

Balance as December 31, 1995                       7,235,552     $ 723,556       $8,941,029       $ 2,751,257
                                                  ==========     =========       ==========       ===========
                                                 RECEIVABLE
                                                    FROM                TREASURY STOCK
                                                 STOCKHOLDER         SHARES          DOLLARS             TOTAL
                                                ------------      --------------------------       -----------
Balance at December 31, 1992                               -        285,862        $(190,393)      $ 3,300,312
Net income for the year                                    -              -                -         1,246,821
Stock options and warrants exercised                       -              -                -            58,220
Reclassification of undistributed earnings                 -              -                -                 -
Acquisition of affiliated company for stock                -              -                -           150,000
Effect of reverse stock split                              -              -                -                 -
                                                ------------      ----------       ---------       -----------

Balance at December 31, 1993                               -        285,862        $(190,393)        4,755,353


Net income for the year                                    -              -                -         2,103,956
Stock options exercised                                    -              -                -             2,460
Purchase of treasury stock                                 -         15,040          (56,450)          (56,450)
Issuance of common stock                                   -              -                -         5,036,100
Retirement of treasury stock                               -       (163,477)         108,854                 -
                                                ------------      ---------        ---------       -----------

Balance at December 31, 1994                               -        137,425         (137,989)       11,841,419
                                                ------------      ---------        ---------       -----------

Net loss for the year                                      -              -                -          (515,206)
Stock options exercised                                    -              -                -             1,640
Contributions from stockholder                     ($950,000)             -                -                 -
Payments received on stockholder note                531,104              -                -           531,104
Purchase of treasury stock                                 -         55,000         (203,993)         (203,993)
Sales of treasury stock                                    -        (70,000)         245,861           245,861
                                                ------------      ---------        ---------       -----------

Balance as December 31, 1995                      $ (418,896)       122,425        $ (96,121)      $11,900,825
                                                ============      =========        =========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                   1995         1994          1993
                                                            -----------  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                            ($515,206)  $ 2,103,956   $ 1,246,821
  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Depreciation and amortization                              432,443       275,824       186,412
    Provision for doubtful accounts and notes
      receivable                                             1,183,531       216,310       270,678
    Notes receivable written off                                31,841        75,548        10,000
    Income recognized from sales previously deferred          (547,260)     (284,376)     (452,187)
    Sales of franchises for installment notes receivable    (3,328,933)   (3,465,242)   (1,100,262)
    Payments received on notes receivable                    1,254,076     1,040,769       265,038
    Sale of notes receivable                                         -        41,294     1,011,536
    Sales of franchises on which
     revenues were deferred                                  1,594,654       770,440       123,272
    Equity in earnings of investment                            33,561         7,700
    Gain on disposal of property                                     -       (16,507)     (101,653)
    Write down of assets held for sale                         245,852             -             -
    Loss on disposal of assets held for sale                   292,614             -             -
  Change in assets and liabilities:
    Accounts receivable                                       (209,553)      125,870      (309,796)
    Accrued interest receivable                               (112,248)       37,511       (59,655)
    Inventories                                                 23,110       (26,744)      221,583
    Prepaid expenses                                           (37,649)      (40,767)        1,104
    Federal income tax receivable                             (646,641)            -             -
    Other assets                                              (106,324)       67,612       120,583
    Deferred tax asset and liability                            35,445        25,448       (25,513)
    Accounts payable and accrued liabilities                   760,673       688,494        20,930
    Accounts payable to related parties                        222,227       (36,545)      (18,733)
    Income tax payable                                        (370,271)      212,441        (1,921)
    Other payables                                            (111,875)      (18,003)      102,840
    Franchisee funds held for advertising                       25,452        51,832       219,948
                                                            ----------   -----------    ----------
Net cash provided by operating activities                      149,519     1,852,865     1,731,025
                                                            ----------   -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                        (631,965)     (280,676)     (220,161)
   Proceeds from sale of property and equipment                      -        92,800       202,849
   Payments for patents, trademarks and franchise rights       (40,881)     (108,597)
   Advances to officer                                               -        60,419       (60,419)
   Net change in notes and accounts receivable
        from related parties                                   421,068    (1,207,761)     (318,644)
   Net cash paid in acquisition                                      -    (1,006,487)      (79,500)
   Acquisition of assets held for sale                        (828,102)       (5,000)
   Proceeds from disposal of assets held for sale               70,000       284,130        25,000
   Acquisition of short-term investments                    (1,000,000)
   Disposition of short-term investments                             -                      72,639
   Acquisition of equity investment                                  -      (500,000)            -
   Payments on notes receivable other                                              -        12,200
                                                            ----------    ----------    ----------
       Net cash used in investing activities                (2,009,880)   (2,671,172)     (366,036)
                                                            ----------    ----------    ----------


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------

                                                                       1995            1994            1993
                                                                -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from debt issued                                       127,215       1,921,860         452,637
    Principal payments of debt                                     (215,095)     (2,435,948)     (1,278,015)
    Proceeds from sale of stock                                           -       5,036,100         208,220
    Proceeds from redemption of stock options                         1,640           2,460               -
    Contribution from shareholder                                   531,104               -               -
    Purchase of treasury stock                                     (203,993)        (56,450)              -
    Sales of treasury stock                                         245,861               -               -
                                                                -----------     -----------     -----------

         Net cash provided by (used in) financing activities        486,732       4,468,022        (617,158)
                                                                -----------     -----------     -----------

  Net (decrease) increase in cash and cash equivalents           (1,373,629)      3,649,715         747,831

  Cash and cash equivalents, at beginning of year                 4,819,795       1,170,080         422,249
                                                                -----------     -----------     -----------

  Cash and cash equivalents, at end of year                     $ 3,446,166     $ 4,819,795     $ 1,170,080
                                                                ===========     ===========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------

                                                            1995            1994            1993
                                                       ---------       ---------       ---------
Cash paid during the year for:
 Interest                                                $43,000        $173,000          93,000
 Income taxes                                            642,000         583,000         429,000

Supplemental schedule of noncash investing
and financing activities:
  Capital lease obligations                               49,407               -               -
  Transfers from notes receivable to assets
   held for sale                                       1,024,470               -               -
 Adjustment to purchased franchise rights for
  acquired assets determined to have no value             39,000               -               -
 Additions to notes receivable from sales
  of assets held for sale                                485,742               -               -
 Transfers from accounts receivable to assets
  held for sale                                            8,865               -               -
 Additions to assets held for sale from
  liabilities assumed                                    394,057               -               -

 Non-cash investing and financing activities:

 In 1994, the Company acquired EKW and Ekwill for cash and liabilities assumed as follows:

          Fair value of assets                                                       $1,608,278
          Cash paid in acquisition                                                   (1,150,000)
                                                                                     -----------
          Liabilities assumed                                                        $  458,278
                                                                                     ===========

 In 1993, GBS acquired assets from a corporation by executing a note payable to the seller for $901,560. In conjunction with the acquisition, cash was paid and liabilities were assumed as follows:

          Fair value of assets                                                       $1,081,060
          Note payable                                                                 (901,560)
          Cash paid in acquisition                                                      (79,500)
                                                                                     -----------
          Liabilities assumed                                                        $  100,000
                                                                                     ===========

 In 1993, the Company settled notes payable due to an officer in the amount of $150,249 offsetting accounts receivable due from the officer and from another officer.


   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Organization
     ------------

The Dwyer Group, Inc. (the "Parent") is a holding company for service-based businesses providing specialty services internationally through franchising. The consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned Subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation

The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation ("Rooter") in 1972, and in 1986 it was reincorporated as a Delaware corporation. Until May 1, 1993, the Company operated in two segments: franchising plumbing repair and sewer and drain cleaning services as well as manufacturing and selling sewer and drain cleaning equipment and supplies. On May 1, 1993, substantially all of the assets of the manufacturing operations were sold.

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

C.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of capital leases is included with depreciation expense.

D.   EARNINGS PER COMMON SHARE
     -------------------------

Earnings per share of common stock is computed based on the weighted average number of shares and common equivalent shares outstanding during each of the periods. Earnings per share include the dilutive effect of unexercised stock options and warrants.

E.   CASH AND CASH EQUIVALENTS
     -------------------------

The Company considers all cash and highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Cash equivalents at December 31, 1995 include $1,374,575 in money market funds and $1,040,494 in certificates of deposit. Included in cash equivalents at December 31, 1994 is $3,566,429 in money market funds. Cash and cash equivalents includes funds collected from Mr. Rooter, Mr. Electric and Aire Serv franchisees and held for national advertising expenditures only. At December 31, 1995 and 1994 these national advertising funds held totaled $354,000 and $443,000, respectively.

F.   SHORT TERM INVESTMENTS
     ----------------------

The company considers all highly liquid debt instruments purchased with a maturity of not less than three months but not more than twelve months to be short term investments. At December 31, 1995 the Company maintained a $1,000,000 Canadian bank certificate of deposit purchased with a twelve month maturity. The Company believes it is not exposed to any significant credit risk regarding this short term investment.

G.   FRANCHISE OPERATIONS
     --------------------

During 1995, the Company in aggregate added 143 U.S. franchises while 178 U.S. franchises canceled, terminated or did not renew their contracts. At December 31, 1995 there were 191 foreign franchises and 1,176 U.S. franchise operations, of which two were Company owned franchise operations reacquired from franchisees for resale.

Revenues from the sale of regional franchise agreements and individual franchises in the United States and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Regional franchise agreements grant the regional franchisee the right to sell individual

     --------------------------------

franchises for the Company in the regional franchisee's territory. The regional franchisee generally receives a commission on individual franchises sold as well as a share of future royalties received by the Company from franchisees in the regional franchisee's territory. Interest on trade notes receivable is accrued and recorded as income, net of an allowance for uncollectible amounts, when due. In situations, however, where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collectibility is not reasonably certain, revenue is recognized on the installment method as amounts are collected. Interest on trade notes receivable resulting from sales recorded on the installment method is recorded when received.

Revenue from franchise royalties is generally recognized, net of an allowance for uncollectible amounts, when due from the franchisees. The Company collects and holds in escrow 2% of Rooter, Aire-Serv, and Mr. Electric franchisee's sales to be used for an advertising campaign. The current portion of these funds, in the amounts of approximately $35,000 and $150,000 at December 31, 1995 and 1994, respectively, is included in other payables.

Revenue from product sales is recognized when orders are shipped. Revenue from tax services is recognized upon the completion of the tax service. For master license agreements, revenues are recognized upon completion of all significant initial services provided to the master licensee and upon satisfaction of all material conditions of the master license.



H.   ASSETS HELD FOR SALE
     --------------------

On occasion, the Company purchases operating franchise territories from existing franchisees, which it markets to new franchisees. The acquisition is recorded as an asset held for sale at the lower of cost or fair market value. Any gain or loss realized when the territory is sold is included in operations.

I.   INCOME TAXES
     ------------

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

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property and equipment, inventory, and accounts receivable for financial and income tax reporting. The deferred tax assets and liabilities are recovered or settled.

The Company files a consolidated tax return on behalf of itself and its Subsidiaries. Income tax expense is allocated to the Parent and the Subsidiaries as if they filed separate tax returns.

J.   PURCHASED FRANCHISE RIGHTS AND PATENTS AND TRADEMARKS
     -----------------------------------------------------

The costs of intangible assets are amortized using the straight-line method over their estimated lives of seven to fifteen years. Annually, the Company reviews the recoverability of purchased franchise rights. The measurement of possible impairment is based, primarily on the ability to recover the balance of the purchased franchise rights from expected future operating cash flows.

K.   EQUITY METHOD INVESTMENTS
     -------------------------

On September 14, 1994, E.K. Williams acquired 33 1/3% of the outstanding Capital Stock of Service Station Computer Systems, Inc. ("SSCS") for $500,000 cash. SSCS is a private concern headquartered in Salinas, California who develops and provides computerized bookkeeping products to conventional service stations, self-serve stations and convenience store operations. The investment in SSCS has been accounted for using the equity method of accounting. The cost of SSCS in excess of amounts attributable to tangible assets at September 1, 1994 (acquisition date) was approximately $257,000 and is being amortized to operations over a 10 year period using the straight-line method.



L.   RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to prior year financial statements to conform to 1995 presentation.

M.   USE OF ESTIMATES
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.



Note 2.  Reorganization and Acquisition of Affiliates

In June, 1993, the Company acquired two corporations, Rainbow and GBS, controlled by its majority stockholder and Chairman for approximately 8,070,000 shares (4,035,000 shares after reverse split) of common stock. GBS was purchased by the stockholder on January 11, 1993. Prior to the acquisition, both companies were "S" corporations with income taxable to the stockholder not to the corporation. The acquisitions are accounted for in a manner similar to a pooling of interests.

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

The unaudited consolidated results of operations on a pro forma basis as though EKW had been acquired as of the beginning of the Company's 1994 fiscal year is as follows:

                                                                 Year Ended 1994
                                                                 ---------------
Revenues                                                             $14,493,000
Net income                                                            $2,014,000

Earnings per common share                                                   $.30


NOTE 3.  COMMON STOCK, STOCK OPTIONS, WARRANTS AND CERTAIN TRANSACTIONS

A.    REVERSE STOCK SPLIT
      -------------------

In June, 1993, the Company's Board of Directors approved a 1 for 2 reverse split of the Company's Common Stock. A total of $595,899 was reclassified from common stock to additional paid-in capital.


B.    COMMON STOCK
      ------------

The Company is authorized to issue 15,000,000 shares of common stock, $.10 par value, of which 7,235,552 shares were issued and outstanding at December 31, 1995. On October 12, 1994, the stockholders approved an amendment to the Company's Articles of Incorporation decreasing the number of authorized shares of common stock from 50,000,000 to 15,000,000 shares.

In July 1994, the Company completed an underwritten secondary public offering of 1,250,000 shares of common stock at $4.25 per share. In August 1994 the Underwriter exercised its over allotment option and purchased 187,500 shares of common stock at $4.25 per share. Proceeds to the Company net of underwriting commissions and issuance costs, were approximately $5,000,000.

On December 14, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 355,500 shares of its common stock outstanding. From December 1994 through April 1995 the Company acquired 70,000 shares of Treasury Stock at an approximate cost of $246,000. On June 9, 1995 the Company sold these 70,000 shares of Treasury Stock, at $3.50 per share.

NOTE 3.  COMMON STOCK, STOCK OPTIONS, WARRANTS AND CERTAIN TRANSACTIONS
         (CONTINUED)

C.   PREFERRED STOCK
     ---------------

The Company is authorized to issue up to 500,000 shares of preferred stock, $1.00 par value, of which no shares are issued or outstanding.

D.   WARRANTS
     --------

In connection with its July 1994 secondary public offering and included in the Company's Registration Statement on Form SB-2 (SEC File No. 33-78814) filed with the Securities and Exchange Commission,theCompany issued to the underwriter's representatives warrants covering the purchase of an additional 125,000 shares of the Company's common stock at an exercise price of $6.16 (145% of the public offering price). Such warrants are exercisable from July 19, 1995 through July 19, 1999.

In addition, 50,000 warrant shares, which Norcross Securities, Inc., who is a market maker for the Company, acquired from the underwriters of the Company's initial public offering, were also included in the Registration Statement on Form SB-2 (SEC File No. 33-78814) filed by the Company in conjunction with its secondary public offering. These warrants may not be exercised for a period of twenty-four months from the date of the Offering Prospectus (July 19, 1994). After expiration of such two-year period, and for a period of twelve months (through July 19, 1997), these warrants may be exercised at a price of $4.25 (secondary offering price per share).

In connection with a Registration Statement filed by the Company with the U.S. Securities and Exchange Commission in 1986, warrants for the purchase of up to 250,000 common shares were sold to the public. During 1992, the warrant agreement was amended to extend the expiration date to March 28, 1993, at an exercise price of $3.50 per share. Due to warrants being exercised, 100 shares were issued in 1993. All remaining outstanding warrants expired on March 28, 1993.

In October 1994, the Board of Directors authorized the issuance of options to purchase 10,000 shares of common stock at $4.25 per share to each of the three new members of the Board of Directors.

E.   STOCK OPTION PLAN
     -----------------

The Company maintains the 1986 Stock Option Plan (the "SOP") which, as amended July 31, 1995, provides that Incentive and Non-Incentive Stock Options to purchase up to an aggregate of 500,000 shares of the Common Stock of the Company, may be granted to eligible employees, officers and directors. The exercise price of each Incentive Option granted under the "SOP" may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of Incentive Options granted to any person beneficially owning more than 10% of the Common Stock of the Company). Each Incentive Option granted under the "SOP" will not be exercisable more than 10 years from the date the option is granted except for Incentive Option grants to any person beneficially owning 10% or more of the Company's Common Stock whose options expire five (5) years from the date of the grant. Each Non-Incentive Option granted under the "SOP" will not be exercisable more that fifteen years from the date on which the Option is granted. The exercise price of each Non-Incentive Option granted under the "SOP" may not be less than 100% of the fair market value of the Common Stock on the date of grant. The Incentive Options and Non-Incentive Options under the "SOP", which may be terminated at any time by the Board of Directors, become exercisable at the rate of 20% of the number of shares covered thereby per year, beginning one year from the date of grant, unless otherwise determined by the Board of Directors at the time an option is granted.

NOTE 3.  COMMON STOCK, STOCK OPTIONS, WARRANTS AND CERTAIN TRANSACTIONS
         (CONTINUED)


E.   STOCK OPTION PLAN (CONTINUED)
     -----------------------------

The tables on the following pages summarize the activity in outstanding Common Stock options during the years ended December 31, 1995, 1994 and 1993. All amounts have been changed to reflect a 1 for 2 reverse stock split which occurred in June 1993.


ACTIVITY IN OUTSTANDING COMMON STOCK OPTIONS DURING THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                        Exercise
                                           Incentive          Non-Incentive         Other                 Price
                                          stock options       stock options      stock options          per share
                                          -------------       -------------      -------------          ---------
Outstanding at December 31, 1992             68,900                  -             544,225             $1.00 - $4.12
 Granted                                     25,000                  -               -                     $3.75
   Exercised                                 (4,799)                 -             (50,000)            $1.00 - $1.64
   Canceled                                 (15,000)                 -               -                 $2.20 - $2.76



Outstanding at December 31, 1993             74,101                  -             494,225             $1.64 - $4.25
 Granted                                      7,500                30,000            -                 $2.75 - $4.25
 Exercised                                   (1,500)                 -               -                     $1.64


Outstanding at December 31, 1994             80,101                30,000          494,225             $1.00 - $4.25
 Granted                                    182,500                20,000            -                 $2.50 - $3.50
 Exercised                                   (1,000)                 -               -                     $1.64
 Canceled                                   (12,500)                 -               -                     $2.76


Outstanding at December 31, 1995            249,101                50,000          494,225             $1.00 - $4.25


As of December 31, 1995 exercisable incentive, non-incentive and other stock options totaled 51,601, 50,000 and 494,225, respectively.


NOTE 4. TRADE NOTE RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

The Company receives various notes from the sale of new franchises. These installment notes receivable are generally collateralized by the rights to the related franchise territory sold, and bear interest at approximately market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31, is as follows:


                                                                               1995                 1994
                                                                               ----                 ----
Amounts due within one year                                              $  826,418           $  992,258
Amounts due after one year, net of
    allowance for uncollectible
    amounts of $855,849 and $421,797
    in 1995 and 1994, respectively                                        4,478,071            5,636,693
                                                                         ----------           ----------
Total notes receivable                                                   $5,304,489           $6,628,951
                                                                         ==========           ==========

NOTE 4. TRADE NOTE RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE (CONTINUED)

In December 1993, Rooter sold approximately $1,162,000 of its trade notes receivable to a finance company. No discount was required by the finance company due to certain recourse provisions that they have under this arrangement. However, the finance company did require that the overall Rooter notes receivable portfolio purchased return an effective rate of 10%. Since the actual interest rates ranged from 8% to 12%, $15,358 was withheld from the proceeds paid to Rooter, which represented the difference between the present value of all note payments including interest at an effective interest rate of 10% and the actual balance of the notes receivable. An additional $150,000 was also withheld by the finance company as a reserve against future prime rate interest increases as the loan portfolio was purchased at a floating 10% base rate tied to a prime rate which was 6% at the time. Any change in the prime rate requires a new calculation of the net present value of the payments remaining on these purchased loan contracts. As the prime increases, the net present value of the remaining payments on these loans decreases. The amount of the decrease is then withdrawn from the reserve. During 1995 and 1994, $1,680 and $56,546, respectively, was released from this reserve to the finance company (and expensed by the Company) in response to the changes in interest rates during 1995 and 1994.

At December 31, 1995 and 1994, the amounts of deferred revenue from franchise sales were $2,652,057 and $3,496,382 respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 1996 through 2006.

NOTE 5.     FAIR VALUE OF  FINANCIAL INSTRUMENTS

The following method and assumptions were used in estimating fair value disclosures for financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial
Instruments:

Cash and cash equivalents - the carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Short- term investments - the fair value of short-term investments are estimated using current interest rates offered for investments of a similar dollar amount and remaining maturity.

Accounts receivable, accrued interest receivable, accounts payable, accrued liabilities, and other payables - the carrying amounts reported in the balance sheet approximates the fair value because of the relatively short maturities of these items.

Trade notes receivable - the fair values for fixed rate notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for notes receivable with similar terms to franchisees of similar credit quality.

Notes payables - the fair values for fixed-rate notes payable are estimated using a discounted cash flow calculation that applies interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

Assets held for sale - the carrying amount reported in the balance sheet approximates fair value as these assets are carried at the lower of cost or fair value.

                                                                  December 31,1995
                                                                  ----------------

                                                     Carrying Amount              Fair Value
                                                     ---------------              ----------
Assets:
         Cash and cash equivalents                       $ 3,446,166             $ 3,446,166
         Short term investment                             1,000,000               1,025,594
         Trade accounts receivable                           696,389                 696,389
         Accounts receivable from related parties            825,029                 825,029
         Accrued interest receivable                         150,748                 150,748
         Trade notes receivable                            5,304,489               4,797,515
         Notes receivable from related parties               653,403                 653,403
         Assets held for sale                              1,187,101               1,187,101

Liabilities:
         Trade accounts payable                              888,307                 888,307
         Accounts payable to related parties                 222,227                 222,227
         Accrued liabilities                               1,262,747               1,262,747
         Other payables                                       67,759                  67,759
         Notes payable and capital lease obligations         474,628                 421,537


NOTE 6.  PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

                                                           December 31,
                                                           ------------
                                                      1995                  1994
                                               -----------            ----------
         Land                                      $97,159               $97,159
         Building and Improvements                 450,431               397,904
         Machinery and Equipment                 1,141,512               628,246
         Furniture and Fixtures                    462,244               351,666
         Vehicles                                    8,300                12,286
                                                ----------            ----------

                                                 2,159,646             1,487,261

         Less accumulated depreciation             686,783               452,415
                                                ----------            ----------

                                                $1,472,863            $1,034,846
                                               ===========           ===========

Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $243,355, $140,052 and $127,878, respectively.

NOTE 7.  INCOME TAXES

Income tax (benefit) provision for the years ended December 31, 1995, 1994, and 1993 was as follows:

                                                           1995                 1994                1993
                                                      ---------             --------            --------
          Current                                     $(356,393)            $819,601            $451,900
          Deferred                                       35,445               24,317              44,525
                                                      ---------             --------            --------

          Total tax (benefit) expense                 $(320,948)            $843,918            $496,425
                                                      =========             ========            ========

A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 1995, 1994 and 1993:

                                                           1995                 1994                1993
                                                      ---------             --------            --------
Federal statutory income tax rate                     $(284,292)          $1,031,756            $602,490
State income taxes  (benefit)                           (21,554)             132,654                   -
Portion taxable to shareholders pursuant to
 Subchapter "S" election                                      -                    -             (94,350)
Nontaxable life insurance proceeds                            -             (310,788)                  -
Net operating loss and alternative minimum
 tax carryforwards                                            -             (807,566)                  -
Valuation allowance                                     (29,955)             807,566                   -
Other                                                    14,853               (9,704)            (11,715)
                                                      ---------             --------            --------

Total tax (benefit) expense                           $(320,948)            $843,918            $496,425
                                                      =========             ========            ========

The components of deferred income tax assets and liabilities at December 31, 1995 and 1994 were as follows:

                                                                                1995                1994
                                                                            --------            --------
Deferred tax liabilities:
  Accelerated depreciation and amortization                                $ (45,471)          $ (21,906)
  Franchise agreements                                                      (207,419)           (218,514)
  Other                                                                            -                   -
                                                                            --------            --------
Total deferred income tax liabilities                                       (252,890)           (240,420)
                                                                            --------            --------
Deferred tax assets:
  Accrued expenses                                                            18,245              58,680
  Equity earnings from subsidiary not currently taxable                       15,254                   -
  Net operating losses and tax credits                                       938,855             966,604
                                                                            --------            --------
Total deferred tax assets                                                    972,354           1,025,284

Valuation allowance                                                          777,611             807,566
                                                                            --------            --------

 Net deferred income tax liability                                         $ (58,147)          $ (22,702)
                                                                           =========           =========

NOTE 7.  INCOME TAXES (CONTINUES)

The Company has available at December 31, 1995, unused preacquisition operating loss and alternative minimum tax carryforwards of EKW. The operating loss carryforwards expire, if not utilized, between 2004 and 2007. Approximately $109,000 of the net operting loss carryfowards expire in 2004, $215,000 in 2006 and $32,000 in 2007. The alternative minimum tax carryforward has no expiration date. These preacquisition carryforwards may be used only to offset taxable income, if any, of EKW and may not be used to offset future taxable income of any other member of the group with which EKW files a consolidated return. The amount of the preacquisition carryforwards which may be applied in any one year is limited by the Internal Revenue Code to the lesser of EKW's taxable income or $67,000. These carryovers have only been recognized for financial reporting purposes to the extent of EKW taxable temporary differences. To the extent that these carryovers exceed EKW taxable temporary differences a valuation allowance has been created.

NOTE 8.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The maximum and average amounts of notes payable outstanding during the year ended December 31, 1995 were $521,026 and $416,913, respectively. The weighted average interest rates during the year and at December 31, 1995 were 10.39% and 9.88% respectively.


The following notes payable and capital lease obligations were outstanding at December 31,

                                                                   1995              1994
                                                             ----------        ----------
7.76% note payable due in monthly payments
of $429 through March 25, 1997, including
interest, collateralized by a van                            $    6,178        $   10,589

Note payable to bank at 1% over prime (10.75% at
December 31, 1995) due in monthly payments
of $1,469 through December 1999, collateralized
by land and buildings                                            61,163            73,012

Note payable to bank at 1% over bank's
base rate (10.25% at December 31, 1995) due
in 60 monthly payments of $6,666 beginning
in August 1994 collateralized by GBS assets                     270,228           350,228

Uncollateralized 8% note payable due in monthly
payments of $5,036 through February 1995                              -             9,972

12.5% note payable due in monthly payments
of $2,631 through June 1996 collateralized by
184,871 shares of EKW stock                                      13,467            43,236

$40,000 Bank line of credit at 6.9% interest,
payable interest only until maturity on January
31, 1996                                                         31,500                 -

8% note payable to an individual, due in monthly
payments of $3,552 through March 1997                            43,818                 -
Other                                                                 -            26,064

Obligations under capital leases, interest of approximately
13.5%, due in monthly installments through December 2000                       48,274                       -
                                                                               ------                --------

                                                                              474,628                 513,101

Less current portion of notes payable and capital lease
 obligations                                                                  228,170                 157,555
                                                                              -------                --------

Notes payable                                                                $246,458                $355,546
                                                                             ========                ========

Maturities of notes payable, exclusive of capital lease obligations at December 31, 1995, are as follows:

                    Year Ending December 31,
                    ------------------------

                    1996                                                       $179,896
                    1997                                                        102,654
                    1998                                                         96,173
                    1999                                                         47,631
                    2000                                                              -
                                                                               --------
                                                                               $426,354
                                                                               ========

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company engages in a number of transactions with its majority stockholder,
and with entities controlled by the majority stockholder ("affiliates").   The
Company currently leases its principal executive and administrative facilities from the majority stockholder, under various leases expiring at various times through October 31, 2001 requiring monthly lease payments of $31,417. In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from entities controlled by its majority stockholder. The Company expensed $618,106 for these rents and services in 1995, $845,554 in 1994 and $378,648 in 1993.

The Company recognized income from related parties for accounting, legal and administrative services, interest income, product sales commissions and management fees totaling $554,116 in 1995, $505,966 in 1994 and $316,265 in
1993.

In addition, from time to time, the Company and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

In 1982 and 1984, Rainbow guaranteed the repayment of approximately $1,500,000 of Mr. Donald Dwyer's personal indebtedness evidenced by industrial revenue bonds ("IRB's") in connection with Mr.

Dwyer's improvements to certain real estate holdings, including the building of office facilities occupied by the Company and certain other companies.

At the time of Mr. Dwyer's untimely and unexpected death in December 1994, life insurance with a face value of approximately $1,050,000 was owned by Rainbow. Rainbow had outstanding loans against the value of the policy for $136,000. Therefore, upon the death of Mr. Dwyer in December 1994, the Company recorded income from the insurance proceeds of $914,000. The Company received $50,000 of life insurance proceeds in December 1994. Part of the remaining $864,000 proceeds of this insurance were pledged to the lender of the IRB's to secure Rainbow's guaranty. Proceeds of $864,000 were directed to Mr. Dwyer's estate and were utilized to pay down the IRB's and also Housing Finance Revenue Bonds for which the remainder of the insurance proceeds were assigned for the benefit of the estate. As such, the Company in December 1994 recorded a note receivable from Mr. Dwyer's estate in the same amount. This $864,000 note was paid in full during 1995, including $34,087 of interest.

The Company, beginning June 1995, agreed to pay an independent director $2500 per month for investment banking consulting. In addition, in August 1995 the Company entered into a consulting agreement with another independent director to provide consulting services regarding public relations, marketing and special projects for the Company. During 1995 the Company expensed approximately $108,000 for this independent directors' services.

In December 1994, the Company, along with selected related parties, agreed to convert $661,597 of related party accounts receivable and accounts receivable from affiliates to interest bearing (9%) notes receivable. These notes are payable in full by December 1999. In total accounts and notes receivable from related parties and officers (current and long-term) decreased approximately $421,000 at December 31, 1995 when compared to December 31, 1994.

In February 1995, the Company reached an agreement with the estate of the late Donald J. Dwyer, Sr. regarding resolution of the discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which ($136,000) had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded in February 1995 as an additional capital contribution and as a note receivable. The note receivable has been classified as a reduction in stockholders' equity. During 1995 the estate paid principal and interest in the amount of $531,103 and $65,355, respectively. Therefore, at December 31, 1995 the remaining unpaid principal balance and accrued interest receivable were $418,896 and $4,751, respectively.

NOTE 10. CONCENTRATION OF CREDIT RISK AND CONTINGENCIES FROM NOTES
         RECEIVABLE

The Company extends credit to individuals to purchase company franchises. These individuals typically operate their franchises as an owner/manager. Generally, the loans are collateralized by the related franchise territory rights. The individual's ability to perform is dependent upon the economic condition of the franchise.

NOTE 10. CONCENTRATION OF CREDIT RISK AND CONTINGENCIES FROM NOTE
         RECEIVABLE (CONTINUED)

In addition, Rooter, Aire-Serv and Mr. Electric have entered into an agreement with a finance company to finance franchise sales for franchise applicants who meet the finance company's qualifications. This financing is with recourse. The financing company's recourse states that, in the event of the franchisee's default, Rooter, Aire-Serv or Mr. Electric whichever is applicable, has one hundred eight days to correct the default by getting the franchisee to pay or to sell the franchise to another approved party, making the original note good, or by exchanging the note in default with a current note. If at the end of the first one hundred eighty days the default has not been corrected, the responsible company must pay to the finance company monthly installments specified in the defaulted franchisee's note, and all other amounts, if any, specified in the defaulted franchisee's note, until the note (principal, interest and other amounts, if any) is paid in full. During 1995 and 1994, Mr. Rooter and Aire Serv exchanged with the finance company several of their notes, aggregating approximately $261,000 and $93,000, respectively, for defaulted notes. In addition, approximately $58,000 and $13,000 were paid by Mr. Rooter during 1995 and 1994, respectively, to the finance company, representing monthly installments on behalf of franchisees. Future losses resulting from defaults are not expected to be significant. At December 31, 1995 and 1994, Rooter, Aire-Serv and Mr. Electric were contingently liable for approximately $2,749,000 and $2,571,000 respectively, relating to such notes.


NOTE 11. EMPLOYEE BENEFIT PLANS

On July 1, 1995 the Company initiated and continues to sponsor a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. The Company did not make any contributions to the plan during 1995. Each year the Board of Directors will determine the amount of any company contribution based upon the Company's profitability.


NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities from the majority shareholder under month to month and non-cancelable operating leases expiring at various dates through October 31, 2001. The approximate minimum rental commitments under operating leases are as follows:

          For Years Ending:
          -----------------
          1996                              $  450,000
          1997                                 378,000
          1998                                  87,000
          1999                                  75,500
          2000                                  34,500
                                             ---------
                                            $1,025,000
                                            ==========


Rent expensed by the Company is as follows:

          For Years Ending:
          -----------------
          1995                              $  524,000
          1994                                 452,000
          1993                                 504,000

The Company leases some of its telecommunications equipment under capital leases. The typical lease has an original maturity of five years, and the lease contains options to purchase the assets for $1 at the end of the lease as well as buy-out provisions at any time during the lease.

Capitalized leases are calculated using interest rates appropriate at the inception of the lease. Future minimum lease payments for capitalized lease obligations at December 31, 1995 are as follows:

          For Years Ending:
          -----------------
          1996                                  $13,488
          1997                                   13,488
          1998                                   13,488
          1999                                   13,488
          2000                                   12,364
                                                -------
                                                 66,316
          less amount representing interest     (18,042)
                                                -------
                                                $48,274
                                                =======

NOTE 13.  DISCONTINUED OPERATIONS

On May 1, 1993, the Company disposed of substantially all of the assets of National Manufacturing and Supply Corporation ("National"), which manufactured drain cleaning and sewer service equipment for sale to the Rooter's franchisees and, to a lesser extent, to outside parties. The assets sold consisted of production equipment, copyrights, trademarks, patents, inventory, customer lists and other assets with a net book value of $92,074 A receivable for approximately $77,000 relating to this asset sale will be repaid over a three-year period.

Certain computer equipment was transferred to the Company and recorded at historical cost. All liabilities of National were retained and satisfied by the Company. A gain of approximately $67,091 (net of tax effects of $34,562) was realized upon the sale of assets and an operating loss of $115,283 (net of tax benefits of $59,388) was incurred during the year ended December 31, 1993.

Revenues for the discontinued segment were approximately $390,000 during 1993. All activity associated with the segment had ceased by December 31, 1993. Assets remaining in National at that time were transferred to Rooter at their book value.

NOTE 14.  LITIGATION

The Company and its subsidiaries are parties to various legal proceedings incidental to its normal business activities; many of these are covered by insurance. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse affect on the Company or its consolidated financial position.

NOTE 15.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1995, various year-end adjustments were recorded to the consolidated financial statements. The effect of these adjustments was a net decrease in total assets, liabilities, stockholders' equity and increased net loss of approximately $1,715,000, $927,000, $788,000 and $370,000, respectively.
These adjustments were primarily to increase the allowance for doubtful accounts and notes receivable, adjustments to and write-downs of assets held for sale, write-off's of notes receivable, and adjustments to income tax accounts.