Form 10QSB
period 1996-03-31
DWYER GROUP INC
filed 1996-05-15
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.
                                               ---------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                               ----------------


COMMISSION FILE NUMBER..................................0-15227



                             THE DWYER GROUP, INC.
- --------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware                                                              73-0941783
- --------                                                              ----------
(STATE OR OTHER JURISDICTION                                   (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)




                 1010 N. University Parks Dr., Waco, TX  76707
                 ---------------------------------------------
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)


                                (817)  745-2400
                                ---------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


- --------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No
                                                                 ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                                   Outstanding at April 30, 1996
- ------------------------------                     -----------------------------
Common stock, $.10 par value                                           7,113,127


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes         No  X
                                                                ---        ---

                             THE DWYER GROUP, INC.

                                     INDEX




PART I  -  FINANCIAL INFORMATION                                              PAGE NO.

    Item 1.  Financial Statements
    ------

             Consolidated Balance Sheets as of March 31, 1996  (unaudited)
             and December 31, 1995........................................         3-4

             Consolidated Statements of Income for the Three Months
             Ended March 31, 1996 and 1995 (unaudited)....................           5

             Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1996 and 1995 (unaudited)....................       6 - 7

             Notes to Consolidated Financial Statements...................           8


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................      9 - 10


PART II  -  OTHER INFORMATION

    Item 1.  Legal Proceedings............................................          11

    Item 2.  Changes in Securities........................................          11

    Item 3.  Defaults Upon Senior Securities..............................          11

    Item 4.  Submission of Matters to a Vote of Security Holders..........          11

    Item 5.  Other Information............................................          11

    Item 6.  Exhibits and Reports on Form 8-K.............................          11


                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                (UNAUDITED)
                                                                 MARCH 31,   DECEMBER 31,
                                                                      1996           1995
                                                                -----------  ------------
       CURRENT ASSETS:
        Cash and cash equivalents                               $ 3,330,730   $ 3,446,166
        Short-term investments                                    1,000,000     1,000,000
        Trade accounts receivable, net of allowance for
            doubtful accounts of $543,338 and $491,613,
            respectively                                            934,124       696,389
        Accounts receivable from related parties                  1,026,069       825,029
        Accrued interest receivable                                 180,085       150,748
        Trade notes receivable, current portion                     507,950       826,418
        Inventories                                                 168,007       136,728
        Prepaid expenses                                            209,821       148,854
        Federal income tax receivable                               264,000       646,641
                                                                -----------   -----------
       TOTAL CURRENT ASSETS                                       7,620,786     7,876,973

       ACCOUNTS RECEIVABLE FROM
       RELATED PARTIES, long term portion                            97,916        97,916

       PROPERTY AND EQUIPMENT, at cost less
         accumulated depreciation                                 1,467,447     1,472,863

       ASSETS HELD FOR SALE                                       1,032,386     1,187,101

       TRADE NOTES RECEIVABLE, long-term portion,
         net of allowance for doubtful notes of $859,334 and
         $855,849,  respectively                                  5,104,410     4,478,071

       PURCHASED FRANCHISE RIGHTS, at cost less
         accumulated amortization of $369,198 and $331,466,
         respectively                                             1,299,786     1,337,518

       PATENTS AND TRADEMARKS, at cost less
         accumulated amortization of $27,177 and $24,150,           117,155       108,098
         respectively

       NOTES RECEIVABLE FROM RELATED PARTIES                        649,412       653,403

       INVESTMENT, equity method                                    418,379       428,423

       OTHER ASSETS                                                 302,664       199,778
                                                                -----------   -----------

       TOTAL ASSETS                                             $18,110,341   $17,840,144
                                                                ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        (UNAUDITED)
                                                                          MARCH 31,    DECEMBER 31,
                                                                               1996            1995
                                                                       ------------    ------------

       CURRENT LIABILITIES:

          Trade accounts payable                                       $   834,982     $   883,307
          Accounts payable to related parties                              256,650         222,227
          Accrued liabilities                                            1,168,390       1,262,747
          Other payables                                                    72,772          67,759
          Current portion of notes payable and capital
            lease obligations                                              226,141         228,170
                                                                       -----------     -----------

       TOTAL CURRENT LIABILITIES                                         2,558,935       2,664,210

       NOTES PAYABLE, less current portion                                 388,937         246,458

       DEFERRED FRANCHISE SALES REVENUE                                  2,491,819       2,652,057

       FRANCHISE FUNDS HELD FOR ADVERTISING                                394,780         318,447

       DEFERRED TAX LIABILITY                                               58,147          58,147
                                                                       -----------     -----------

       TOTAL LIABILITIES                                                 5,892,618       5,939,319

       STOCKHOLDERS' EQUITY:
          Preferred stock, $1 par value - shares authorized,                     -               -
            500,000; outstanding, none
          Common stock, authorized 15,000,000 shares of
            $.10 par value; issued 7,235,552 shares at
            March 31, 1996 and December 31, 1995, respectively             723,556         723,556
          Additional paid-in capital                                     8,941,029       8,941,029
          Retained earnings                                              3,068,155       2,751,257
          Note receivable from shareholder                                (418,896)       (418,896)
          Treasury stock, at cost (122,425 shares at March 31, 1996
            and December 31, 1995, respectively)                           (96,121)        (96,121)
                                                                       -----------     -----------

       TOTAL STOCKHOLDERS' EQUITY                                       12,217,723      11,900,825
                                                                       -----------     -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $18,110,341     $17,840,144
                                                                       ===========     ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                             THREE MONTHS ENDED MARCH 31,

                                                      1996           1995
                                                ----------     ----------

REVENUES:
  Royalty income                                $1,719,559     $1,436,108
  Franchise sales                                1,087,848      1,350,868
  Tax services                                     333,586        325,574
  Product sales                                    250,987        181,950
  Interest and other, net                          362,056        309,367
                                                ----------     ----------
                                                 3,754,036      3,603,867

COSTS AND EXPENSES:
  Cost of product sales                            129,313         69,768
  Cost of tax services                             279,753        368,449
  General, administrative, selling               2,717,468      2,404,196
  Depreciation and amortization                    122,144         96,438
  Interest                                          17,707         26,334
                                                ----------     ----------
                                                 3,266,385      2,965,185

Income before provision for federal
  income taxes                                     487,651        638,682
Provision for federal income taxes                 170,753        210,903
                                                ----------     ----------

Net income                                      $  316,898     $  427,779
                                                ==========     ==========


Income per common and dilutive share:
  Income before federal income taxes            $      .06            .09
  Provision for federal income taxes                  (.02)          (.03)
                                                ----------     ----------

Net income per share                            $      .04     $      .06
                                                ==========     ==========

Weighted average common and dilutive common
 equivalent shares outstanding                   7,456,806      7,468,119
                                                ==========     ==========




   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                    1996            1995
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $ 316,898       $ 427,779
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                122,144          88,082
    Provision for doubtful accounts and notes
      receivable                                                  18,647        (163,531)
    Notes receivable written off                                       -         159,494
    Income recognized from sales previously deferred            (340,486)       (343,659)
    Sales of franchises for installment notes receivable        (693,746)       (736,695)
    Payments received on notes receivable                        529,017         595,144
    Sales of  franchises on which revenues were deferred         183,335         322,561
    Equity in earnings of investment                              10,495           1,740
    Other                                                          5,001          19,041
    Change in assets and liabilities:
    Accounts receivable                                         (252,897)        (48,344)
    Accrued interest receivable                                  (29,337)        (20,051)
    Inventories                                                  (31,279)        (19,131)
    Prepaid expenses                                             (60,967)       (195,360)
    Federal income tax receivable                                382,641               -
    Other assets                                                (102,886)              -
    Deferred tax asset and liability                                   -          63,476
    Accounts payable and accrued liabilities                    (142,682)       (305,948)
    Accounts payable to related parties                           34,423               -
    Income tax payable                                                 -        (162,848)
    Other payables                                                 5,013          (2,483)
    Franchisee funds held for advertising                         76,333          10,702
                                                              ----------      ----------

Net cash provided by (used in) operating activities               29,667        (310,031)
                                                              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                            (69,906)       (200,053)
  Payments for patents and trademarks                            (12,084)          4,877
  Net change in notes and accounts receivable
    from related parties                                        (197,049)       (218,167)
  Acquisition of equity investment                                (6,514)              -
  Acquisition of assets held for sale                                  -          70,333
  Payments on notes receivable other                                   -           3,680
                                                              ----------      ----------
    Net cash used in investing activities                       (285,553)       (339,330)


   The accompanying notes are an integral part of the consolidated financial statements

                     THE DWYER GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (CONTINUED)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       1996               1995
                                                                  ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from debt issued                                        274,009                  -
   Principal payments of debt                                      (133,559)           (47,572)
   Purchase of treasury stock                                             -           (171,906)
                                                                 ----------         ----------

       Net cash provided by (used in) financing activities          140,450           (219,478)
                                                                 ----------         ----------

Net decrease in cash and cash equivalents                          (115,436)          (868,839)
                                                                 ----------         ----------

Cash and cash equivalents, at beginning of year                   3,446,166          4,819,795
                                                                 ----------         ----------

Cash and cash equivalents, at March 31                           $3,330,730         $3,950,956
                                                                 ==========         ==========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES:
   Transfer from notes receivable to assets held
     for sale                                                    $   77,138                  -
   Additions to notes receivable from sales of
     assets held for sale                                        $  226,852                  -




   The accompanying notes are an integral part of the consolidated financial statements

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       NOTE 1.     BASIS OF PRESENTATION

       A.   PRINCIPLES OF CONSOLIDATION
            ---------------------------

       The accompanying consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

       B.   INTERIM DISCLOSURES
            -------------------

       The information as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

       The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

       C.   RECLASSIFICATIONS
            -----------------

       Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the presentation used in the 1996 consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.



       NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.   EARNINGS PER COMMON SHARE
            -------------------------

       Earnings per share of common stock is computed by dividing net income by the weighted average number of shares and common equivalent shares outstanding during each of the periods. Earnings per share include the dilutive effect of unexercised stock options and warrants.

       NOTE 3.     RECENT ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" is required to be implemented for fiscal years beginning after December 15, 1995. Accordingly, the Company is implementing this pronouncement during the fiscal year ending December 31, 1996. The effect of this pronouncement on the Company's consolidated financial condition and results of operations is not considered to be material.

       THE DWYER GROUP, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The Company's working capital ratio was approximately 3.0 to 1 at March 31, 1996, and December 31, 1995, respectively. In addition, the Company had working capital of approximately $5,062,000 at March 31, 1996 as compared to approximately $5,213,000 at December 31, 1995. For the remainder of fiscal 1996 management expects to fund working capital requirements primarily through operating cash flow. At March 31, 1996 and December 31, 1995, the Company had cash and cash equivalents of $3,331,000 and $3,446,000, respectively.

       Net trade accounts receivable increased approximately $238,000 from December 31, 1995 to March 31, 1996. $173,000 of the increase can be attributed to the operations of General Business Services ("GBS") which has significant billings during the tax season.

       Trade notes receivable increased approximately $308,000 (5.8%) coinciding with approximately $1,100,000 in franchise sales for the first quarter of 1996. The Company will finance a portion of franchise sales if the buyer is qualified.

       Federal income tax receivable decreased $383,000 due to the receipt of approximately $212,000 in federal income tax refunds from the Internal Revenue Service and the first quarter 1996 federal income tax provision of approximately $171,000.

       Accounts receivable from related parties increased $201,000, whereas accounts payable to related parties increased $34,000. This net $167,000 related party receivable increase relates to shared expenses and administrative fees billed to related parties by the Company during the first quarter of 1996.

       RESULTS OF OPERATIONS
       ---------------------

       Revenues increased approximately $150,000 (4.2%) for the three months ended March 31, 1996 when compared to the first quarter of 1995. The increase in revenues is mainly attributable to increases in: royalty income of $283,000 (19.7%); product sales of $69,000 (37.9%); and
       interest and other income of $53,000 (17.0%). These revenue increases were partially offset by decreased franchise sales of approximately $263,000 (19.5%) for the three months ended March 31, 1996 when compared to the first quarter of 1995.

       Mr. Rooter contributed the most significant growth with approximately $220,000 (49.0%) in increased royalty revenue for the three months ended March 31, 1996 when compared to 1995. Aire Serv and Mr. Electric produced royalty income increases of $37,000 (91.4%) and $14,000 (2,014.0%), respectively.

       For the quarter ended March 31, 1996, Mr. Electric, Rainbow and Aire Serv produced franchise sales increases of $73,000 (94.1%), $20,000 (15.3%), and $16,000 (18.4%), respectively, when compared to 1995. These franchise sales increases were partially offset by decreases in GBS and Mr. Rooter franchise sales of approximately $273,000 (35.4%) and $100,000 (35.3%), respectively.


       E.K.Williams and GBS produced approximately $251,000 in product sales for the three months ended March 31, 1996 when compared to $182,000 for the first quarter of 1995, a $69,000 (58.8%) increase. EKW and GBS sell products such as manual record keeping systems and forms to its franchisees and outside customers.

       Interest and other revenues increased approximately $53,000 primarily due to increased corporate administrative fees charged to related parties.

       THE DWYER GROUP, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

       RESULTS OF OPERATIONS (CONTINUED)
       ---------------------------------

       General, administrative and selling expenses increased $313,000 (13.0%) in the first quarter of 1996 compared to the first quarter of 1995. This increase is primarily due to: $210,000 of additional employee costs in the first quarter of 1996 as a result of the 1995 restructuring of the administrative, franchise sales and franchise management departments of the operating subsidiaries and the 1995 creation of several new corporate departments; $69,000 of additional and notes receivable bad debt reserve, and $36,000 of increased convention expenses regarding the Company's annual convention to occur in Las Vegas in August 1996.

       Cost of tax services decreased $89,000 (24.1%) for the first quarter of 1996 compared to the same 1995 period. This is a positive result when compared to the corresponding $8,000 (2.5%) increase in tax service revenues for the same periods and reflects the Company's cost cutting program initiated during the fourth quarter of 1995.

       The excess of the expense increase over the revenue increase in the March 31, 1996 quarter as compared to the March 31, 1995 quarter resulted in a $111,000 (25.9%) decline in net income. Net income per share decreased to $.04 per share for the quarter ended March 31, 1996 compared to $.06 per share for the first quarter of 1995.

       IMPACT OF INFLATION
       -------------------

       Inflation has not had a material impact on the operations of the Company.

       FOREIGN OPERATIONS
       ------------------

       The Company and its subsidiaries operate in fourteen (14) countries. Income from master licenses is recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to remove income generated from royalties. The Company does not depend on foreign operations to have a significant impact on its cash flow. Typically, foreign franchises are sold and managed by a master licensee in that country. During the remainder of 1996, the Company may produce additional master license sales which could result in each case in a one time, lump sum payment from the master licensee to the company.


       OTHER DISCLOSURES
       -----------------

       Weighted average common and dilutive common equivalent shares outstanding have continued to increase as outstanding stock options held by management and employees are exercised or become dilutive. This trend could continue when the Company's stock price rises.

                                    PART II
                               OTHER INFORMATION


  THE DWYER GROUP, INC. AND SUBSIDIARIES

  LEGAL PROCEEDINGS

            NONE


  CHANGES IN SECURITIES

  (a)       NONE

  (b)       Not applicable.

  DEFAULTS UPON SENIOR SECURITIES

            NONE

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

  OTHER INFORMATION

            NONE

  EXHIBITS AND REPORTS ON FORM 8-K

  (a)       NONE

  (b)       Reports on From 8-K

            NONE

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            The Dwyer Group, Inc.


                            By:\s\Robert Tunmire
                               -----------------
                               Robert Tunmire
                               President and Chief
                               Executive Officer





  Date:     May 13, 1996                   \s\  Robert Tunmire
            ------------                   --------------------------------
                                           Robert Tunmire, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




  Date:     May 13, 1996                   \s\  Stephen E. Beatty
            ------------                   --------------------------------
                                           Stephen E. Beatty, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)