Form 10QSB
period 1996-06-30
DWYER GROUP INC
filed 1996-08-14
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________



COMMISSION FILE NUMBER............................. 0-15227



                             THE DWYER GROUP, INC.
- -------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


Delaware                                                              73-0941783
- --------                                                              ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



                 1010 N. University Parks Dr., Waco, TX  76707
             -----------------------------------------------------
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)


                                (817)  745-2400
                                ---------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



- -------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X  No
                                                                  ---    ---



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at July 31, 1996
- ------------------------------                     ----------------------------
Common stock, $.10 par value                                          7,113,127


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   Yes      No  X
                                                                  ---    ---

                             THE DWYER GROUP, INC.

                                     INDEX

PART I  -  FINANCIAL INFORMATION                                        PAGE NO.

  Item 1. Financial Statements
  ------

          Consolidated Balance Sheets as of June 30, 1996 (unaudited)
          and December 31, 1995.......................................    3 - 4

          Consolidated Statements of Income for the Three Months and
          Six Months Ended June 30, 1996 and 1995 (unaudited).........        5

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1996 and 1995 (unaudited)....................    6 - 7

          Notes to Consolidated Financial Statements..................    8 - 9

  Item 2. Management's Discussion and Analysis
  ------
          of Financial Condition and Results of Operations............  10 - 12


PART II  -  OTHER INFORMATION

  Item 1. Legal Proceedings...........................................       13
  ------

  Item 2. Changes in Securities.......................................       13
  ------

  Item 3. Defaults Upon Senior Securities.............................       13
  ------

  Item 4. Submission of Matters to a Vote of Security Holders.........       13
  ------

  Item 5. Other Information...........................................       13
  ------

  Item 6. Exhibits and Reports on Form 8-K............................       13
  ------

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                (UNAUDITED)
                                                                 JUNE 30,    DECEMBER 31,
                                                                   1996          1995
                                                                -----------  ------------
       CURRENT ASSETS:
        Cash and cash equivalents                               $ 3,118,189   $ 3,446,166
        Short-term investments                                    1,000,000     1,000,000
        Trade accounts receivable, net of allowance for
            doubtful accounts of $566,874 and $491,613,
            respectively                                            708,345       696,389
        Accounts receivable from related parties                    862,994       825,029
        Accrued interest receivable                                 211,739       150,748
        Trade notes receivable, current portion                     916,873       826,418
        Inventories                                                 164,740       136,728
        Prepaid expenses                                            308,978       148,854
        Federal income tax receivable                               107,064       646,641
                                                                -----------   -----------
       TOTAL CURRENT ASSETS                                       7,398,922     7,876,973

       ACCOUNTS RECEIVABLE FROM
       RELATED PARTIES, long term portion                            95,416        97,916

       PROPERTY AND EQUIPMENT, at cost less
         accumulated depreciation                                 1,522,033     1,472,863

       ASSETS HELD FOR SALE                                       1,118,252     1,187,101

       TRADE NOTES RECEIVABLE, long-term portion,
         net of allowance for doubtful notes of $919,271 and
         $855,849,  respectively                                  4,939,526     4,478,071

       PURCHASED FRANCHISE RIGHTS, at cost less
         accumulated amortization of $406,930 and $331,466,
         respectively                                             1,262,054     1,337,518

       PATENTS AND TRADEMARKS, at cost less
         accumulated amortization of $28,914 and $24,150,
         respectively                                               141,903       108,098

       NOTES RECEIVABLE FROM RELATED PARTIES                        649,412       653,403
       INVESTMENT, equity method                                    391,599       428,423

       OTHER ASSETS                                                 253,991       199,778
                                                                -----------   -----------
       TOTAL ASSETS                                             $17,773,108   $17,840,144
                                                                ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       (UNAUDITED)
                                                                        JUNE 30,    DECEMBER 31,
                                                                          1996          1995
                                                                      ------------  -------------

       CURRENT LIABILITIES:

          Trade accounts payable                                      $   821,424    $   883,307
          Accounts payable to related parties                              46,300        222,227
          Accrued liabilities                                           1,088,780      1,262,747
          Other payables                                                   47,523         67,759
          Current portion of notes payable and capital
            lease obligations                                             128,282        228,170
                                                                      -----------    -----------

       TOTAL CURRENT LIABILITIES                                        2,132,309      2,664,210

       NOTES PAYABLE, less current portion                                261,478        246,458

       DEFERRED FRANCHISE SALES REVENUE                                 2,533,701      2,652,057

       FRANCHISE FUNDS HELD FOR ADVERTISING                               259,550        318,447

       DEFERRED TAX LIABILITY                                              58,147         58,147
                                                                      -----------    -----------

       TOTAL LIABILITIES                                                5,245,185      5,939,319

       STOCKHOLDERS' EQUITY:
          Preferred stock, $1 par value - shares authorized,
            500,000; outstanding, none                                          -              -
          Common stock, authorized 15,000,000 shares of
            $.10 par value; issued 7,235,552 shares at
            June 30, 1996 and December 31, 1995, respectively             723,556        723,556
          Additional paid-in capital                                    8,941,029      8,941,029
          Retained earnings                                             3,378,355      2,751,257
          Note receivable from shareholder                               (418,896)      (418,896)
          Treasury stock, at cost (122,425 shares at June 30, 1996
            and December 31, 1995, respectively)                          (96,121)       (96,121)
                                                                      -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                      12,527,923     11,900,825
                                                                      -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $17,773,108    $17,840,144
                                                                      ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                        SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                           1996            1995          1996          1995
                                                     -----------------  -----------  ------------  ------------

REVENUES:
  Royalty income                                           $3,545,455    3,130,097    $1,825,895    $1,693,989
  Franchise sales                                           2,158,718    2,495,364     1,070,870     1,144,496
  Tax services                                                528,188      502,230       194,602       200,658
  Product sales                                               448,001      340,807       197,014       122,354
  Interest and other, net                                     640,597      604,757       279,056       307,891
                                                           ----------   ----------    ----------    ----------
                                                            7,320,959    7,073,255    $3,567,437    $3,469,388

COSTS AND EXPENSES:
  Cost of product sales                                       247,832      128,903       117,771        59,134
  Cost of tax services                                        521,682      713,649       241,928       347,320
  General, administrative, selling                          5,314,477    5,116,174     2,598,271     2,691,025
  Depreciation and amortization                               253,276      190,124       131,133       102,042
  Interest                                                     28,904       27,286        11,197        11,430
                                                           ----------   ----------    ----------    ----------
                                                            6,366,171    6,176,136     3,100,300     3,210,951

Income before provision for  federal income taxes             954,789      897,119       467,137       258,437
Provision for federal  income taxes                           327,690      269,136       156,936        58,233
                                                           ----------   ----------    ----------    ----------

Net income                                                 $  627,099   $  627,983    $  310,201       200,204
                                                           ==========   ==========    ==========    ==========


Income per common and dilutive share:
Income before federal income taxes                               $.13          .12           .06    $      .04
Provision for federal  income taxes                              (.05)        (.04)         (.02)         (.01)
                                                           ----------   ----------    ----------    ----------

Net income per share                                             $.08         $.08          $.04    $      .03
                                                           ==========   ==========    ==========    ==========

Weighted average common and dilutive common
   equivalent shares outstanding:
    Primary                                                 7,334,666    7,366,340     7,334,951     7,371,983
                                                           ==========   ==========    ==========    ==========
    Fully Dilutive                                          7,335,882    7,374,316     7,377,384     7,387,935
                                                           ==========   ==========    ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                     1996          1995
                                                                  ----------    ----------
       CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                 $  627,099    $  627,984
         Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                             253,276       190,124
           Provision for doubtful accounts and notes
             receivable                                              181,927      (110,783)
           Notes receivable written off                                 -          303,037
           Income recognized from sales previously deferred         (394,594)      (46,812)
           Sales of franchises for installment notes receivable   (1,310,792)   (1,343,889)
           Payments received on notes receivable                     661,954       706,678
           Sales of franchises on which revenues were deferred       276,238        71,871
           Equity in earnings of investment                           36,824        29,456
       Change in assets and liabilities:
           Accounts receivable                                       (11,956)       35,321
           Accrued interest receivable                               (60,991)       31,238
           Inventories                                               (28,012)      (17,183)
           Prepaid expenses                                         (160,124)     (217,269)
           Federal income tax receivable                             539,577          -
           Other assets                                              (54,213)     (205,523)
           Deferred tax asset and liability                             -           61,618
           Accounts payable and accrued liabilities                 (235,850)     (221,538)
           Accounts payable to related parties                      (175,927)         -
           Income tax payable                                           -         (333,915)
           Other payables                                            (20,236)       (3,811)
           Loss on disposal of assets held for sale                    5,001          -
           Franchisee funds held for advertising                     (58,897)      132,169
                                                                   ---------    ----------
       Net cash provided by (used in) operating activities            70,304      (311,227)
                                                                   ---------    ----------

       CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property and equipment                        (210,097)     (251,587)
         Payments for patents and trademarks                         (38,569)      (20,071)
         Net change in notes and accounts receivable
           from related parties                                      (31,474)     (262,618)
         Acquisition of assets held for sale                         (76,173)     (690,584)
         Proceeds from disposal of assets held for sale               42,900          -
         Franchise resale liabilities                                   -          447,077
         Purchase franchise rights                                      -           19,651
                                                                   ---------    ----------
       Net cash provided by (used in) investing activities          (313,413)     (758,132)
                                                                   ---------    ----------


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
       CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from debt issued                                  330,118           -
          Principal payments of debt                                (414,986)       (87,097)
          Sale of treasury stock                                        -            55,590
          Sale of stock                                                 -               100
                                                                  ----------     ----------
              Net cash provided by (used in) financing activities    (84,868)       (31,407)
                                                                  ----------     ----------

       Net decrease in cash and cash equivalents                    (327,977)    (1,100,766)

       Cash and cash equivalents, at beginning of year             3,446,166      4,819,795
                                                                  ----------     ----------

       Cash and cash equivalents, at June 30                      $3,118,189     $3,719,029
                                                                  ==========     ==========

       Supplemental schedule of non cash investing activities:

       Transfers from notes receivable to assets held for sale    $   74,522           -
       Additions to notes receivable from sales of assets held    $  196,650           -
        for sale
       Transfers from accounts receivable to assets held for
        sale                                                      $   15,008           -
       Additions to assets held for sale from liabilities
        assumed                                                   $   10,000           -


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

 The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation in 1972, and 1986 it was reincorporated as a Delaware corporation. Until May 1, 1993, the Company operated in two segments: franchising plumbing repair and sewer and drain cleaning services as well as manufacturing and selling sewer and drain cleaning equipment and supplies. On May 1, 1993, substantially all of the assets of the manufacturing operations were sold.

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

 On September 6, 1994, the Company formed a new wholly-owned subsidiary. Mr. Electric Corp. ("Electric"), is a Texas corporation engaged in franchising electrical contracting service businesses.

 B.  PRINCIPLES OF CONSOLIDATION
     ---------------------------

 The accompanying consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

 C.  INTERIM DISCLOSURES
     -------------------

 The information as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

 The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

 D.  RECLASSIFICATIONS
     -----------------

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



                     THIS PORTION LEFT INTENTIONALLY BLANK.

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 The Company's working capital ratio was approximately 3.5 to 1 at June 30, 1996 as compared to 3.0 to 1 at December 31, 1995. In addition, the Company had working capital of approximately $5,266,613 at June 30, 1996 as compared to approximately $5,213,000 at December 31, 1995. For the remainder of fiscal 1996 management expects to fund working capital requirements primarily through operating cash flow. At June 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $3,118,000 and $3,446,000, respectively.

 Net trade accounts receivable increased approximately $12,000 from December 31, 1995 to June 30, 1996. Allowance for doubtful accounts increased approximately $75,000 from December 31,1995, to June 30, 1996.

 Trade notes receivable increased approximately $682,000 (13.2%) coinciding with approximately $2,200,000 in franchise sales for the first six months of 1996. The Company will finance a portion of franchise sales if the buyer is qualified.

 Federal income tax receivable decreased $540,000 due to the receipt of approximately $212,000 in federal income tax refunds from the Internal Revenue Service and the federal income tax provision of approximately $328,000 for the six months ended June 30, 1996.

 Accounts receivable from related parties increased $35,000, whereas accounts payable to related parties decreased $176,000. Related party receivables relate to shared expenses and administrative fees billed to related parties by the Company during the first six months of 1996.

 RESULTS OF OPERATIONS
 ---------------------

 For the six months ended June 30, 1996, compared to the six months ended June
 -----------------------------------------------------------------------------
 30, 1995.
 ---------

 Total revenues increased $248,000 (3.5%) to $7,321,000 for the six months ended June 30, 1996, from revenues of $7,073,000 for the six months ended June 30, 1995. The increase in revenues is mainly attributable to increases in royalty income of $415,000 (13.3%) and product sales of $107,000 (31.5%). These increases were partially offset by a decrease in franchise sales of $337,000 (13.5%) for the six months ended June 30, 1996, when compared to the first six months of 1995.

 Royalty income of Mr. Rooter accounted for $255,000 (27.2% increase) of the total $415,000 increase in royalty income for the six months ended June 30, 1996, as compared to the first six months of 1995. Aire Serv, Mr. Electric, Rainbow, and GBS/EKW continued to grow throughout the six months ended June 30, 1996, and contributed approximately $71,000 (91.4% increase), $35,000 (952.2% increase), $26,000 (2.4% increase), and $30,000 (3.0% increase), respectively, in increased royalty income when compared to the same period in 1995.

 For the six months ended June 30, 1996, Mr. Rooter produced increased franchise sales of $323,000 (89.3%) when compared to the same period in 1995. In addition, Rainbow and Mr. Electric produced franchisee sales increases of $61,000 (30.1%) and $33,000 (16.0%), respectively for the same time period. These franchise sales increases were offset by franchise sales decreases in GBS of $477,000 (36.2%) and Aire Serv of $277,000 (68.1%). The GBS decrease in franchise sales is attributable to the strategic decision by the Company to minimize the sale of GBS regional franchises during 1996. Whereas the decline in Aire Serv franchise sales is

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

 RESULTS OF OPERATIONS (CONTINUED)
 ---------------------------------

 primarily attributable to the 1995 reorganization and restructure of the Aire Serv franchise sales department which has yet to recognize the efficiencies of the reorganization unlike Mr. Rooter and Mr. Electric, whose franchise sales advances were detailed above.

 GBS and E.K. Williams added approximately $448,000 in product sales for the six months ended June 30, 1996, when compared to $341,000 in product sales for the six months ended June 30, 1995. GBS and EKW sell products such as record keeping systems and forms to their franchisees.

 Costs and expenses increased $190,000 (3.1%) to $6,366,000 for the six months ended June 30, 1996, from $6,176,000 for the first six months of 1995. The major contributor to these increased expenses is the increased employee costs as a result of the 1995 restructuring of the administrative, franchise sales, and franchise management functions of the operating subsidiaries and the 1995 creation of several new corporate departments.

 For the six months ended June 30, 1996, the Company achieved net income of $627,000 or 8 cents per share as compared to $628,000 or 8 cents per share for the six months ended June 30, 1995. Income before federal income taxes for the first six months of 1996, increased to $955,000 or 13 cents per share from $897,000 or 12 cents per share for the first six months of 1995, a 6.5% increase.


 For the three months ended June 30, 1996, compared to the three months ended
 ----------------------------------------------------------------------------
 June 30, 1995.
 --------------

 Revenues increased approximately $98,000 (2.8%) for the quarter ended June 30, 1996, when compared to the second quarter of 1995. The increase in revenues is mainly attributable to increases in royalty income of $132,000 (7.8%) and product sales of $75,000 (61.0%). These revenue increases were partially offset by decreased franchise sales of approximately $74,000 (6.4%) and decreased interest and other income of approximately $29,000 (9.4%).

 Rainbow, Mr. Rooter, Aire Serv, Mr. Electric and GBS/EKW produced royalty income increases of $41,000 (6.9%), $35,000 (7.1%), $34,000 (91.4%), $20,000
 (694.8%), and $19,000 (3.5%), respectively.

 For the quarter ended June 30, 1996, when compared to the second quarter of 1995, Aire Serv, GBS and Mr. Electric reported franchise sales decreases of $294,000 (92.4%), $204,000 (37.3%), and $40,000 (30,7%), respectively. These franchise sales decreases were partially offset by franchise sales increases from Mr. Rooter of $422,000 (530.1%) and from Rainbow of $41,000 (57.0%).

 Costs and expenses decreased approximately $111,000 (3.5%) in the second quarter of 1996 compared to the second quarter of 1995. This decrease is primarily due to a downsizing of employees at General Tax Services, a wholly-owned subsidiary of GBS, and the nonrecurring losses recognized during the second quarter of 1995 relating the repurchase of several Aire Serv franchises. These decreases were partially offset by increased employee costs as a result of the 1995 creation of several corporate departments.

 Income before provision for federal income taxes increased approximately $209,000 (80.8%) for the quarter ended June 30, 1996 to 467,000 as compared to $258,000 for the same period in 1995. Net income increased approximately $110,000 (54.9%) or over 1 cent a share for the quarter ended June 30, 1996 as compared to the same period in 1995.

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



                   THIS PORTION IS INTENTIONALLY LEFT BLANK.

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

      (b)  Reports on Form 8-K

           NONE

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       The Dwyer Group, Inc.


                       By: \s\ Robert Tunmire
                          -------------------------------------
                          Robert Tunmire
                          President and Chief Executive Officer



 Date:  August 8, 1996              \s\  Robert Tunmire
        --------------              ---------------------------------
                                    Robert Tunmire, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



 Date:  August 8, 1996              \s\  Stephen E. Beatty
        --------------              ---------------------------------
                                    Stephen E. Beatty, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)