Form 10QSB
period 1996-09-30
DWYER GROUP INC
filed 1996-11-14
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.


_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________


COMMISSION FILE NUMBER......................0-15227


                             THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware                                                              73-0941783
--------                                                              ----------
(STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


                 1010 N. University Parks Dr., Waco, TX  76707
                 ---------------------------------------------
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)


                                (817)  745-2400
                                ---------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X    No
                                                                  -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at October 31, 1996
------------------------------                   -------------------------------
Common stock, $.10 par value                                           7,113,127


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   Yes    No  X
                                                                ___    ___

                             THE DWYER GROUP, INC.

                                     INDEX



PART I  -  FINANCIAL INFORMATION                                                        PAGE NO.

    Item 1.  Financial Statements
    ------
             Consolidated Balance Sheets as of September 30, 1996 (unaudited)
             and December 31, 1995........................................................3 - 4

             Consolidated Statements of Income for the Three Months and
             Nine Months Ended September 30, 1996 and 1995 (unaudited)........................5

             Consolidated Statements of Cash Flows for the Nine Months
             September 30, 1996 and 1995 (unaudited)......................................6 - 7

             Notes to Consolidated Financial Statements...................................8 - 9

    Item 2.  Management's Discussion and Analysis of Financial
    ------   Condition and Results of Operations........................................10 - 12

PART II  -  OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................................13
    ------

    Item 2.  Changes in Securities...........................................................13
    ------

    Item 3.  Defaults Upon Senior Securities.................................................13
    ------

    Item 4.  Submission of Matters to a Vote of Security Holders.............................13
    ------

    Item 5.  Other Information...............................................................13
    ------

    Item 6.  Exhibits and Reports on Form 8-K................................................13
    ------


                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                              (UNAUDITED)
                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1996           1995
                                                                            -------------  ------------
       CURRENT ASSETS:
        Cash and cash equivalents                                             $ 1,337,662   $ 3,446,166
        Short-term investments                                                  1,084,061     1,000,000
        Marketable securities                                                     686,182           ---
        Trade accounts receivable, net of allowance for
            doubtful accounts of $443,462 and $491,613, respectively              692,851       696,389
        Accounts receivable from related parties                                  200,119       825,029
        Accrued interest receivable                                               161,388       150,748
        Trade notes receivable, current portion                                   813,035       826,418
        Inventories                                                               160,440       136,728
        Prepaid expenses                                                          771,390       148,854
        Federal income tax receivable                                                 ---       646,641
        Notes receivable from related parties, current portion                    445,285           ---
                                                                              -----------   -----------

       TOTAL CURRENT ASSETS                                                     6,352,413     7,876,973
       ACCOUNTS RECEIVABLE FROM
       RELATED PARTIES, long term portion                                         895,891        97,916

       PROPERTY AND EQUIPMENT, at cost less
         accumulated depreciation                                               1,236,520     1,472,863

       ASSETS HELD FOR SALE                                                     1,345,116     1,187,101

       TRADE NOTES RECEIVABLE, long-term portion,
         net of allowance for doubtful notes of $894,730 and
         $855,849,  respectively                                                4,945,219     4,478,071

       PURCHASED FRANCHISE RIGHTS, at cost less
         accumulated amortization of $444,662 and $331,466, respectively        1,225,604     1,337,518

       PATENTS AND TRADEMARKS, at cost less
         accumulated amortization of $31,585 and $24,150,
         respectively                                                             149,815       108,098

       NOTES RECEIVABLE FROM RELATED PARTIES,
          long term portion                                                       371,687       653,403

       INVESTMENT, equity method                                                  389,793       428,423

       DEFERRED TAXES, NET                                                        447,697           ---

       OTHER ASSETS                                                               302,062       199,778
                                                                              -----------   -----------
       TOTAL ASSETS                                                           $17,661,817   $17,840,144
                                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              (UNAUDITED)
                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1996           1995
                                                                           --------------  -------------

       CURRENT LIABILITIES:

          Trade accounts payable                                             $   998,702    $   883,307
          Accounts payable to related parties                                     49,798        222,227
          Accrued liabilities                                                    747,992      1,262,747
          Other payables                                                          69,544         67,759
          Current portion of notes payable and capital
            lease obligations                                                    117,027        228,170
                                                                             -----------    -----------

       TOTAL CURRENT LIABILITIES                                               1,983,063      2,664,210

       NOTES PAYABLE, less current portion                                       281,490        246,458

       DEFERRED FRANCHISE SALES REVENUE                                        2,498,257      2,652,057

       FRANCHISE FUNDS HELD FOR ADVERTISING                                      206,386        318,447

       DEFERRED TAX LIABILITY                                                        ---         58,147
                                                                             -----------    -----------

       TOTAL LIABILITIES                                                       4,969,196      5,939,319

       STOCKHOLDERS' EQUITY:
          Preferred stock, $1 par value - shares authorized,
            500,000; outstanding, none                                               ---            ---
          Common stock, authorized 15,000,000 shares of
            $.10 par value; issued 7,235,552 shares at
            September 30, 1996 and December 31, 1995, respectively               723,556        723,556
          Additional paid-in capital                                           8,941,029      8,941,029
          Retained earnings                                                    3,509,320      2,751,257
          Note receivable from shareholder                                      (418,896)      (418,896)
          Unrealized gain in value of marketable securities                       33,732            ---
          Treasury stock, at cost (122,425 shares at September 30, 1996
            and December 31, 1995, respectively)                                 (96,121)       (96,121)
                                                                             -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                             12,692,621     11,900,825
                                                                             -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $17,661,817    $17,840,144
                                                                             ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                      NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,

                                                              1996             1995               1996              1995
                                                        -----------     -----------          ----------      -----------

REVENUES:
  Royalty income                                        $ 5,324,016     $ 4,831,476          $1,778,561        1,725,462
  Franchise sales                                         3,065,275       3,838,783             906,557        1,343,419
  Tax services                                              649,461         607,462             121,273          105,232
  Product sales                                             604,817         515,733             156,816          174,926
  Interest and other, net                                 1,168,936         839,187             549,674          210,347
                                                        -----------     -----------          ----------        ---------
                                                         10,812,505      10,632,641           3,512,881        3,559,386

COSTS AND EXPENSES:
  Cost of product sales                                     324,925         178,578              77,093           49,675
  Cost of tax services                                      704,833         987,872             183,151          274,223
  General, administrative, selling                        8,184,010       8,073,991           2,873,692        2,957,817
  Depreciation and amortization                             384,028         283,529             130,750           93,405
  Interest                                                   48,452          38,076              36,726           10,790
                                                        -----------     -----------          ----------       ----------
                                                          9,646,248       9,562,046           3,301,412        3,385,910

Income before provision for federal income taxes          1,166,257       1,070,595             211,469          173,476
Provision for federal  income taxes                         408,190         299,765              80,501           30,629
                                                        -----------     -----------          ----------       ----------

Net income                                              $   758,067     $   770,830          $  130,968       $  142,847
                                                        ===========     ===========          ==========       ==========

Income per common and dilutive share:
Income before federal income taxes                            $ .16           $ .14               $ .03            $ .02
Provision for federal  income taxes                            (.06)           (.04)                .01             ( - )
                                                              -----           -----               -----            -----

Net income per share                                          $ .10           $ .10               $ .02            $ .02
                                                              =====           =====               =====            =====
Weighted average common and dilutive common
   equivalent shares outstanding:
    Primary                                               7,333,765       7,487,643           7,331,964        7,485,390
                                                          =========       =========           =========        =========
    Fully Dilutive                                        7,347,910       7,492,960           7,331,964        7,485,390
                                                          =========       =========           =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------

                                                                     1996        1995
                                                                 --------    --------
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                   $758,067    $770,830
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                             384,028     283,529
        Provision for doubtful accounts and notes
          receivable                                              158,135    (130,423)
        Notes receivable written off                               83,676     367,488
        Income recognized from sales previously deferred         (453,420)        ---
        Sales of franchises for installment notes receivable   (1,397,364) (2,078,723)
        Payments received on notes receivable                     689,603     873,152
        Sales of notes receivable                                     ---     134,376
        Cash received on deferred sales                           337,749      27,539
        Equity in earnings of investment                           38,630      48,137
        Gain on sale of property                                  (52,729)        ---
        Loss on disposal of assets held for sale                    5,751         ---
    Change in assets and liabilities:
        Accounts receivable                                        37,018     105,561
        Accrued interest receivable                               (10,640)        ---
        Inventories                                               (23,712)    (10,071)
        Prepaid expenses                                         (622,536)   (127,888)
        Notes receivable other                                        ---       7,295
        Other assets                                             (102,284)   (100,849)
        Deferred tax asset and liability                          140,797      61,618
        Accounts payable and accrued liabilities                 (399,360)    (57,278)
        Accounts payable to related parties                      (172,429)        ---
        Income tax payable                                            ---    (370,271)
        Other payables                                            (74,326)     (4,902)
        Franchisee funds held for advertising                    (112,061)     (8,693)
                                                              ----------- -----------

    Net cash (used in) operating activities                      (787,407)   (209,573)
                                                              ----------- -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                        (275,517)   (341,353)
      Payments for patents and trademarks                         (49,153)    (24,161)
      Proceeds from sales of property & equipment                 318,035       3,790
      Net change in notes and accounts receivable
        from related parties                                     (336,634) (1,325,568)
      Net (acquisition) of assets held for sale                   (83,379)   (444,251)
      Purchase franchise rights                                       ---      19,651
      Purchase of marketable securities
        and short term investments                               (770,243)        ---
                                                              ----------- -----------
    Net cash (used in) investing activities                    (1,196,891) (2,111,892)
                                                              ----------- -----------


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------

                                                            1996           1995
                                                            ----           ----
       CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from debt issued                      219,671            ---
          Additional paid in capital                         ---        950,000
          Proceeds from redemption of stock options          ---          1,640
          Principal payments of debt                    (343,877)       (96,638)
          Purchase of treasury stock                         ---       (189,410)
          Sale of treasury stock                             ---        245,861
                                                      ----------    -----------

             Net cash provided by (used in) financing
              activities                                (124,206)       914,453
                                                      ----------    -----------

       Net decrease in cash and cash equivalents      (2,108,504)    (1,407,012)

       Cash and cash equivalents, at beginning of year 3,446,166      4,819,795
                                                      ----------    -----------

       Cash and cash equivalents, at September 30     $1,337,662    $ 3,412,783
                                                      ==========    ===========

       Supplemental schedule of non cash investing activities:

       Transfers from notes receivable to assets held
        for sale                                      $   15,000

       Additions to notes receivable from sales of
        assets held for sale                          $  296,650

       Transfers from accounts receivable to assets
        held for sale                                 $   14,245

       Additions to assets held for sale from
        liabilities assumed                           $   10,000


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

 On September 1, 1993, the Company acquired all of the shares of common stock of Rainbow International Carpet Dyeing & Cleaning Co. ("Rainbow"), and General Business Services, Inc. ("GBS") from its majority stockholder for 8,070,000 shares (4,035,000 shares after reverse split) of common stock. With the acquisition of GBS, the Company began operating in another segment, tax services, through GBS's wholly-owned subsidiary, General Tax Services, Inc. ("GTS"). These acquisitions have been accounted for similar to a pooling of interests because all companies were under common control.

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

 C.  INTERIM DISCLOSURES
     -------------------

 The information as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

 The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

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

 B.  MARKETABLE SECURITIES
     ---------------------

 Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that equity securities management has designated as available for sale be carried at fair value. Changes in the fair value of marketable securities are presented in the stockholders' equity section of the balance sheet under the caption "Unrealized gain in value of marketable securities".


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



                     THIS PORTION LEFT INTENTIONALLY BLANK.

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 The Company's working capital ratio was approximately 3.2 to 1 at September 30, 1996 as compared to 3.0 to 1 at December 31, 1995. In addition, the Company had working capital of approximately $4,369,000 at September 30, 1996 as compared to approximately $5,213,000 at December 31, 1995. For the remainder of fiscal 1996 management expects to fund working capital requirements primarily through operating cash flow. At September 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $1,338,000 and $3,446,000, respectively. The decrease in cash and cash equivalents since December 31, 1995, is primarily attributable to payments of approximately: $479,000 of 1996 estimated federal income taxes to the I.R.S; $653,000 to purchase marketable securities; and $623,000 of prepaid expenses.

 Trade notes receivable increased approximately $454,000 (8.6%) coinciding with approximately $3,100,000 in franchise sales for the first nine months of 1996. The Company will finance a portion of franchise sales if the buyer is qualified.

 Federal income tax receivable decreased in total due to the receipt of approximately $212,000 in federal income tax refunds from the Internal Revenue Service and due to the federal income tax provision for the nine months ended September 30, 1996.

 Accounts receivable from related parties increased $173,000, whereas accounts payable to related parties decreased $172,000. Related party receivables comprise shared expenses and administrative fees billed to related parties by the Company during the first nine months of 1996.

 The $448,000 deferred taxes, net asset is a result of the recording of deferred tax payables in conjunction with an I.R.S. Code Section 481 adjustment related to an accounting method change for tax purposes.


 RESULTS OF OPERATIONS
 ---------------------

 For the nine months ended September 30, 1996, compared to the nine months ended
 -------------------------------------------------------------------------------
 September 30, 1995.
 -------------------

 Total revenues increased $180,000 (1.7%) to $10,813,000 for the nine months ended September 30, 1996, from revenues of $10,633,000 for the nine months ended September 30, 1995. The increase in revenues is mainly attributable to increases in royalty income of $493,000 (10.2%), interest and other revenues of $330,000 (39.3%), and product sales of $89,000 (17.3%). These increases were partially offset by a decrease in franchise sales of $774,000 (20.2%) for the nine months ended September 30, 1996, when compared to the first nine months of 1995.

 Royalty income of Mr. Rooter accounted for $367,000 (24.9% increase) of the total $493,000 increase in royalty income for the nine months ended September 30, 1996, as compared to the first nine months of 1995. Aire Serv, Mr. Electric, and GBS/EKW continued to grow throughout the nine months ended September 30, 1996, and contributed approximately $45,000 (29.5% increase), $67,000 (796.6% increase), and $35,000 (2.5% increase), respectively, in increased royalty income when compared to the same period in 1995.

 For the nine months ended September 30, 1996, Mr. Rooter produced increased franchise sales of $117,000 (18.8%) when compared to the same period in 1995. This franchise sales increase was offset by franchise sales decreases in GBS of $524,000 (28.2%), Aire Serv of $296,000 (58.7%), Mr. Electric of $131,000
 (24.8%) and Rainbow of $61,000 (18.6%). The GBS decrease in franchise sales is attributable to the strategic decision by the Company to minimize the sale of GBS regional franchises during 1996. Whereas the decline in Aire Serv, Mr. Electric and Rainbow franchise sales is primarily attributable to the reassessment and

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

 RESULTS OF OPERATIONS (CONTINUED)
 ---------------------------------

 resulting realignment of the franchise sales process changing the emphasis in the franchisee selection process to a more qualified franchise candidate, which ultimately should result in a more successful franchise organization.

 GBS and E.K. Williams added approximately $605,000 in product sales for the nine months ended September 30, 1996, when compared to $516,000 in product sales for the nine months ended September 30, 1995. GBS and EKW sell products such as record keeping systems and forms to their franchisees.

 The $330,000 (39.3%) increase in interest and other revenues is primarily attributable to a $100,000 loss on the sale of an asset recorded for the nine months ended September 30, 1995, compared to a $52,000 gain on the sale of an asset recorded for the nine months ended September 30, 1996. In addition, charges to related parties increased approximately $143,000 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995.

 Costs and expenses increased $88,000 (.9%) to $9,650,000 for the nine months ended September 30, 1996, from $9,562,000 for the first nine months of 1995. The major contributor to these increased expenses is the increased employee costs as a result of the 1995 restructuring of the administrative, franchise sales, and franchise management functions of the operating subsidiaries and the 1995 creation of several new corporate departments partially offset by $114,000 lower commission expenses due to decreased franchise sales.

 Income before federal income taxes for the first nine months of 1996, increased to $1,166,000 from $1,071,000 for the first nine months of 1995, an 8.9% increase. For the nine months ended September 30, 1996, the Company achieved net income of $758,000 or 10 cents per share as compared to $771,000 or 10 cents per share for the nine months ended September 30, 1995. The Company is using an effective tax rate of 35% for 1996 compared to 28% for 1995.

 For the three months ended September 30, 1996, compared to the three months
 ---------------------------------------------------------------------------
 ended September 30, 1995.
 -------------------------

 Revenues decreased approximately $47,000 (1.3%) for the quarter ended September 30, 1996, when compared to the third quarter of 1995. The decrease in revenues is mainly attributable to a decrease in franchise sales of $437,000 (32.5%). This franchise sales decrease was partially offset by increased other income of approximately $325,000 (387.1%) and increased royalty income of approximately $53,000 (3.1%).

 For the third quarter ended September 30, 1996, when compared to the third quarter of 1995, Aire Serv, GBS, Rooter and Mr. Electric reported franchise sales decreases of $19,200 (19.7%), $47,000 (8.7%), $206,000 (78.8%), and
 $165,000 (50.9%), respectively. Whereas the decline in Aire Serv, Mr. Electric and Rainbow franchise sales is primarily attributable to the reassessment and resulting realignment of the franchise sales process changing the emphasis in the franchisee selection process to a more qualified franchise candidate, which ultimately should result in a more successful franchise organization.

 Costs and expenses decreased approximately $84,000 (2.5%) in the third quarter of 1996 compared to the third quarter of 1995. This decrease is primarily due to a downsizing of employees at General Tax Services, a wholly-owned subsidiary of GBS, and the nonrecurring losses recognized during the third quarter of 1995 relating the repurchase of several Aire Serv franchises. These decreases were partially offset by increased employee costs as a result of the 1995 creation of several corporate departments.

 Income before provision for federal income taxes increased approximately $38,000 (21.9%) for the quarter ended September 30, 1996 to 211,000 as compared to $173,000 for the same period in 1995. Net income decreased approximately $12,000 (8.3%) to $131,000 or 2 cents a share for the quarter ended September 30, 1996.

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

      (b)  Not applicable.

 DEFAULTS UPON SENIOR SECURITIES

      NONE

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 1995 annual meeting of the stockholders of the Company was held on June 27, 1996. The following directors were elected at the meeting:
      Theresa Dwyer, Donald J. Dwyer, Jr., Dina Dwyer-Owens, John P. Hayes, Donald E. Latin, James L. Sirbasku, and Robert Tunmire. The election of directors by the stockholders is for a term of one year, or until the next annual meeting of the stockholders. Of the 6,089,741 shares present at the meeting, or through proxy, the following table summarizes the results of the voting:

  Director Name           Votes For   Against  Abstentions
  -------------           ---------   -------  -----------
  Theresa Dwyer           6,062,091      250       27,400
  Donald J. Dwyer, Jr.    6,062,091      250       27,400
  John P. Hayes           6,062,091      250       27,400
  James Sirbasku          6,062,091      250       27,400
  Dina Dwyer-Owens        6,062,091      250       27,400
  Robert Tunmire          6,062,091      250       27,400
  Donald E. Latin         6,062,091      250       27,400


 OTHER INFORMATION

      NONE

 EXHIBITS AND REPORTS ON FORM 8-K

      (a)  NONE

      (b)  Reports on Form 8-K

           NONE

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          The Dwyer Group, Inc.


                          By:/s/Robert Tunmire
                             -----------------
                              Robert Tunmire
                          President and Chief Executive Officer



 Date:  November 12, 1996            /s/    Robert Tunmire
      -------------------            ---------------------------------
                                     Robert Tunmire, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



 Date:  November 12, 1996            /s/    Stephen E. Beatty
      -------------------            ---------------------------------
                                     Stephen E. Beatty, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)