Form 10KSB
period 1996-12-31
DWYER GROUP INC
filed 1997-04-25
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1996

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

     Issuer's revenues for its most recent fiscal year:  $ 14,092,943
                                                         ------------

     Aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of April 10, 1997:
     $4,546,325

     Aggregate number of shares of Common Stock outstanding as of the close of business on April 10, 1997: 7,113,127


  Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               TABLE OF CONTENTS



                                                                                     PAGE
                                                                                     ----
PART I

Item 1.     DESCRIPTION OF BUSINESS........................................             3
            General........................................................             3
            Franchise Operations...........................................             4
            Marketing......................................................             9
            Competition....................................................            10
            Trade Names and Service Marks..................................            10
            Regulation.....................................................            11
            Employees......................................................            12

Item 2.     DESCRIPTION OF PROPERTIES......................................            12

Item 3.     LEGAL PROCEEDINGS..............................................            12

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............            12

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS........................................................            13

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS...........................            13

Item 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................            18

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE...........................................            18

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............            19

Item 10.    EXECUTIVE COMPENSATION.........................................            21

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.            24

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................            25

Item 13.    EXHIBITS, AND REPORTS ON FORM 8-K..............................            26


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     The Dwyer Group, Inc. (the "Company") provides a diverse array of specialty services through its wholly-owned service-based franchising subsidiaries. The Company currently owns seven such franchising businesses, which have an aggregate of approximately 1400 franchises located in all 50 states, and, through their master licensees, in sixteen foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources.
The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, the commitment to the Company's mission and vision and the established reputation of its management team.

     The Company's current franchising businesses include:

     . Rainbow International Carpet Dyeing and Cleaning Co. ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services, with 417 franchises in the United States, and, through master franchise licensees, 128 foreign franchise operations in twelve foreign countries. For the year ended December 31, 1996, Rainbow's operations accounted for approximately 21.3% of the Company's revenues.

     . Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter," (R) with 180 franchisees operating 197 franchise operations in the United States and, through master licenses, 66 foreign franchises in 7 foreign countries. For the year ended December 31, 1996, Mr. Rooter's operations accounted for approximately 28.1% of the Company's revenues.

     . General Business Services, Inc. ("GBS") is a franchisor of business management services to small businesses, with 340 franchises located throughout the United States, one franchise in Canada, and two franchises in Thailand through a master franchise licensee. Such business management services include, among others, business counseling, tax counseling, accounting services and products, financial counseling and personnel services. In addition, General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS located in Maryland, provides tax return preparation and tax research services to GBS and EKW franchisees. GTS commenced operations in June 1993. For the year ended December 31, 1996, GBS's operations accounted for approximately 24.4% of the Company's revenues.

     . Edwin K. Williams & Co. ("EKW") is a franchisor of information systems and financial management services, specifically designed to meet the special needs of small businesses. EKW, which was acquired effective
        May 1, 1994, has a total of 177 franchises located throughout the United States, and one master franchise licensee in Canada. Its financial management services include, among others, accounting and bookkeeping services and systems, financial management analysis, payroll processing, and tax preparation and planning services. For the year ended December 31, 1996, EKW's operations accounted for approximately 11.1% of the Company's revenues.

     . Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses. Aire-Serv was organized in December 1992, began offering franchises in 1993 and has 44 United States franchises and one foreign master licensee. For the year ended December 31, 1996, Aire-Serv's operations accounted for approximately 3.0% of the Company's revenues.

     . Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). Mr. Electric was organized in September 1994 and has 32 franchises in the United States, and has granted two foreign master licenses. For the year ended December 31, 1996, Mr. Electric's operations accounted for approximately 4.5% of the Company's revenues.

     . Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses. Mr. Appliance was incorporated on January 4, 1996, began franchising in September 1996 and has 3 franchises in the United States. For the year ended December 31, 1996, Mr. Appliance's operations accounted for approximately .6% of the Company's revenues.

     The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation in 1972, and in 1986 the Company was reincorporated as a Delaware corporation. The Company acquired GBS and Rainbow, each a Texas corporation, as a result of a reorganization approved by the Board of Directors on May 24, 1993. Prior to such time, GBS and Rainbow were wholly-owned by Mr. Donald Dwyer, the Company's Chairman who died December 4, 1994. On June 1, 1993, Mr. Dwyer was issued 8,070,000 shares (4,035,000 shares after reverse split) of Common Stock of the Company in exchange for all of his shares of GBS and Rainbow (the "Exchange"), and Rainbow and GBS became wholly-owned subsidiaries of the Company. These acquisitions are accounted for in the Company's Consolidated Financial Statements in a manner similar to a pooling of interests. Following the Exchange, the Board approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. On July 30, 1993, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation and the Company was renamed The Dwyer Group, Inc.

     As of May 1, 1994, the Company acquired EKW, a Colorado corporation and a wholly-owned subsidiary of Ekwill Acquisition Corporation, a California corporation ("Ekwill"), for approximately $1,150,000 by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders. The acquisition was financed by a short-term loan from an unaffiliated entity which was repaid in July 1994 from the proceeds of the Company's 1994 public offering.

     The Company's principal executive offices are located at 1010 North University Parks Drive, Waco, Texas 76707, and its telephone number is (817) 745-2400. All references herein to the Company include Rainbow, Mr. Rooter, GBS, EKW, Aire Serv, Mr. Electric and Mr. Appliance unless the context otherwise specifies.


FRANCHISE OPERATIONS

     The Company's goal is to build on its successful systems of franchising businesses to develop strong new franchises and provide them with ongoing expert franchise support.

     The franchising industry is fragmented, consisting chiefly of small single-service or single-concept franchising companies. The Company's philosophy is to be a multi-concept franchising consolidator, by bringing its franchising expertise to bear on a number of businesses in various service fields. The Company applies its franchise systems management and marketing skills to maximize the profitability of franchise businesses. Thus, instead of franchising only one line of business, the Company's philosophy is to benefit from economies of scale achievable through the pooling of resources.

     The Company, as a consolidator of franchising businesses, believes that its existing broad base of franchisees, the diversity of services provided by its current operations, its centralized financial, marketing, training and support staff, and the adaptability and versatility of its established franchise operating system, have positioned it to capitalize on the projected opportunities for growth in the franchising industry. In addition, the Company believes that, when coupled with the franchise sales and operations expertise developed by its management over the last 24 years, such attributes will provide the Company with a strong competitive advantage.

     Each of the Company's franchising businesses requires the owners and/or key employees of its franchisees to undergo training at the Company's World Headquarters in Waco, Texas prior to operating one of the Company's franchises. The training program for each franchisee will differ depending upon the type of franchise purchased. For example, Rainbow franchisees are taught how to dye, clean, deodorize and repair carpets, clean upholstery and perform restoration services. GBS and EKW franchisees are taught record keeping and tax and business counseling. Mr. Rooter, Aire Serv, Mr. Electric and Mr. Appliance, on the other hand, are primarily "conversion" franchisors, which recruit existing people operating in the "trades" and teach them through franchising an improved business methodology. All of the Company's franchisees, however, receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing and collecting receivables, among other things. In addition, the Company's training program, which utilizes proprietary motivational techniques developed by the Company, educates each franchisee about the extensive support services offered by the Company and how best to take advantage of them.

     Following their completion of the Company's initial training course (which represents the majority of the services required to be provided for revenue recognition), the Company's franchisees continue to receive a broad range of services and support from the Company on an ongoing basis. Certain of the Company's franchising businesses maintain field trainers to assist franchisees in resolving day-to-day difficulties encountered in operating their franchises. Each of the Company's franchising businesses also provide numerous follow-up training sessions for its franchisees each year at various locations around the United States. In addition, the Company employs directors of franchise systems management on the staff of each of its franchising businesses whose sole responsibilities are to coach the Company's franchisees and provide them with marketing support. Each franchisee is contacted by such a director approximately once a month (more often when necessary) to discuss marketing techniques and business development. Furthermore, each of the Company's franchising businesses provides to its franchisees an updated Confidential Operations Manual, which serves as a reference guide for all aspects of their franchise operations. The Company believes that its proactive support philosophy with respect to its franchisees is its primary distinguishing feature.

          Pursuant to foreign master license agreements, the Company licenses individuals and/or other legal entities, which are typically residents of the foreign country, the rights to use the Company's trademarks and systems to grant franchise rights in the defined foreign geographic territory. Foreign franchise rights are sold based upon the population of the geographic territory, the estimated number of potential franchises that could be sold in such territory and the relationship of that foreign territory's gross national product per capita to that of the United States.

     Each of the heads of the Company's franchise subsidiaries receives, in addition to salary and commissions, bonus compensation based on the overall performance of the subsidiary for which he is responsible. Thus, the emphasis is on profitable growth, not just sales.


Rainbow International Carpet Dyeing and Cleaning Company

     Rainbow International Carpet Dyeing and Cleaning Company is a franchisor of carpet and upholstery cleaning, dyeing, air duct cleaning, and restoration service businesses. At December 31, 1996, Rainbow had 417 franchises in the United States, and 128 franchises through master franchise licenses in 12 foreign countries.

     Rainbow offers individual franchises for the operation of a carpet and upholstery cleaning, dyeing and related services business (such related services include, but are not limited to, air duct cleaning, problem odor removal, carpet repair, drapery cleaning and water and smoke damage restoration) for residential and commercial locations. The franchised business often begins as a single truck operation which can later be expanded into a multi-truck operation as the franchisee builds his customer base.

     An individual's initial franchise fee is a minimum of $15,000 depending upon the population of the franchise territory which can be financed in part through Rainbow at Rainbow's discretion, plus approximately $8,000 to $21,000 for an equipment package, supplies, chemicals and promotional materials; approximately $7,500 to $20,000 for a new or used cargo van (unless one is already owned), including $450 for purchasing and applying trademark decals and advertisements on the van; up to $2,000 for first year insurance premiums; up to $2,000 for travel, lodging, food and other miscellaneous expenses incurred during training and a minimum working capital of at least $2,500. During the term of a franchise agreement, the franchisee is required to pay Rainbow a continuing royalty of 7% of its weekly gross sales plus a 2% national advertising fee.

     No previous knowledge, experience or skills for the carpet cleaning or dyeing business are required prior to purchasing a Rainbow franchise. Instead, new franchisees are thoroughly trained on all aspects of the business under an operating system that the Company believes has proven to be successful. Beyond initial business and technical training (two weeks), extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers or through regional training meetings and toll free telephone number support.

Mr. Rooter Corporation

     Mr. Rooter is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter" and related trade and service marks. Prior to 1989, Mr. Rooter's franchise sales primarily resulted from referrals from existing Mr. Rooter franchisees. In 1989, when Mr. Dwyer acquired control of Mr. Rooter, additional franchise sales staff were hired and trained to actively sell franchises. At the time of Mr. Dwyer's acquisition of the Company, Mr. Rooter had 22 franchises. By the end of 1996, Mr. Rooter had a total of 180 franchisees operating 197 franchises in 43 states and had granted master franchise licenses covering seven foreign countries. Mr. Rooter has shown significant growth in income from royalties paid by franchisees (from $234,000 in 1989 to $2,664,000 in 1996).

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

     A new franchisee pays an initial franchise fee of $175 for each 1,000 of the franchise territory's population, with a minimum initial fee of $17,500. In general, Mr. Rooter sells its franchises to licensed plumbers. No training is provided on the technical aspects of operating a plumbing or drain cleaning business. Instead, Mr. Rooter concentrates its training and support efforts on marketing issues, customer service, pricing, profit development and maximization, and growth and personnel management. In addition, the franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Regional consultants provide technical support for franchisees in their region.

     In addition to the initial franchise fee, under the terms of Mr. Rooter's standard franchise agreement, a franchisee pays a weekly royalty which ranges from 3% to 6% of gross sales. In addition to the weekly royalty, the franchisees pay a weekly advertising fee equal to 2% of their gross sales which must be used by Mr. Rooter for national advertising and marketing. Mr. Rooter currently advertises nationally on two major television networks and network radio. The term of the initial franchise agreement is for ten years, which may be renewed for additional five year terms at the option of the franchisee upon certain conditions (six months prior notice) and payment of $2,500 renewal fee. Mr. Rooter may terminate a franchise agreement in the event that a franchisee breaches the terms of his franchise agreement.

General Business Services, Inc.

     GBS is a franchisor of business management services and accounting services to small businesses. At December 31, 1996, GBS had a total of 340 franchisees located throughout the United States, one franchisee in Canada and two franchisees in Thailand through a master franchise licensee. Such business management services include counseling in financing, accounting, tax matters (including tax counseling and planning), marketing and profit development. In addition, General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS located in Maryland, provides tax return preparation and tax research services to GBS franchisees.

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

     The initial franchise fee is $30,000, which must be paid in full prior to attendance at GBS's basic training program. In addition to the initial franchise fee, the franchisee is required to pay GBS a continuing royalty fee between 2.0% and 8%, based on both gross billings and length of service. Currently the initial term of the franchise agreement is ten years and is renewable for succeeding five year terms. GBS may terminate a franchise agreement in the event that a franchisee breaches the terms of his franchise agreement.

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


Edwin K. Williams & Co.

     EKW is a franchisor of information systems and financial management and accounting services to small businesses. At December 31, 1996, there were a total of 177 EKW franchises located throughout the United States and one master franchise licensee in Canada. EKW's services include bookkeeping and business management services, business counseling, tax services and other related services to small businesses. EKW catered exclusively to the retail petroleum industry from 1935 until the early 1970's. Although it has since expanded its client base, a significant portion of its present client base still consists of petroleum retail outlets.

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

     The initial franchise fee is $30,000 which must be paid in full prior to attending EKW's basic training program. In addition, the franchisee is also required to pay to EKW a monthly royalty fee between 2% and 8%, based on gross billings and length of service. Tax support services, including a tax support hot line, tax update bulletins and an annual tax training seminar, are provided by GTS. The initial term of the franchise agreement is ten years and is renewable for succeeding five year terms. In addition, all supplies and other customer service materials used by the franchisee must be purchased from EKW, unless otherwise approved by EKW.

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


Aire Serv Heating & Air Conditioning, Inc.

     Aire Serv is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services of residential and commercial heating and air conditioning equipment. Aire Serv was organized in December 1992, began offering franchises in 1993, and, at December 31, 1996, had 44 Aire Serv franchises in the United States and one in Canada.

     The minimum initial franchise fee is $14,500, payable in full at the time of the franchisee's execution of a franchise agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $150 for each additional 1,000 of population contained in the franchise territory. Aire Serv may, at its discretion, agree to finance a portion of the initial franchise fee.

     The term of an Aire Serv franchise agreement is ten years from the date specified in the agreement. A franchisee may elect to renew the term of the franchise for additional five-year periods upon certain conditions and payment by such franchisee of a $2,500 renewal fee to Aire Serv.

     During the term of its license agreement, the franchisee is required to pay to Aire Serv (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee between 2.5% and 4.5%, also based on the franchisee's weekly gross sales. In addition, the franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Beyond initial business training (one week), extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers or through regional training meetings and toll free telephone number support.


Mr. Electric Corp.

     Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric". Mr. Electric was organized in September 1994, and at December 31, 1996 had 32 franchises in the United States and one foreign master licensee.

     The minimum initial franchise fee is $15,000, payable in full at the time of the franchisee's execution of a license agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $150 for each additional 1,000 of population contained in the franchise territory. Mr. Electric may, at its discretion, agree to finance up to one-half of the initial franchise fee.

     The initial Mr. Electric franchise agreement term is ten years from the date specified in the agreement. An election to renew the contract may be made by the franchisee for additional five year periods upon certain conditions and payment by such franchisee of a $2,500 renewal fee.

     During the term of its license agreement, the franchisee is required to pay Mr. Electric (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee of between 3% and 6%, also based on the franchisee's weekly gross sales. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Beyond initial business training (one week), extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers or through regional training meetings and toll free telephone number support.


Mr. Appliance Corp.

          Mr. Appliance is a franchisor of major household appliance service and repair businesses. Mr. Appliance was organized in January 1996, and at December 31, 1996 had 3 franchises in the United States.

          The minimum initial franchise fee is $12,500, payable in full at the time of the franchisee's execution of a license agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $125 for each additional 1,000 of population contained in the franchise territory. Mr. Appliance may, at its discretion, agree to finance up to one-half of the initial franchise fee.

     The initial Mr. Appliance franchise agreement term is ten years from the date specified in the agreement. An election to renew the contract may be made by the franchisee for additional five year periods upon certain conditions and payment by such franchisee of a $2,500 renewal fee.

     During the term of its license agreement, the franchisee is required to pay to Mr. Appliance (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee of between 3% to 6%, also based on the franchisee's weekly gross sales. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. The franchisee is also provided a computerized business package which standardizes the franchise operation. Beyond initial business training (two weeks), extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers or through regional training meetings and toll free telephone number support.

MARKETING

     Rainbow's marketing strategy for franchise sales in the United States and Canada is based on the sale of individual franchise territories to business-minded individuals. The primary lead sources are referrals, print advertising and franchise trade shows. Recently, contractors have also been targeted with Rainbow's new emphasis on fire, smoke and water restoration services. International expansion has been targeted through the sale of additional master licenses in selected foreign countries. The market for Rainbow's carpet cleaning, dyeing and water and fire restoration services extends through the residential, commercial, industrial and municipal markets.

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

     GBS' and EKW's marketing strategy is focused on existing accountants or individuals with an accounting background. GBS and EKW franchisees' services are marketed to individuals as well as businesses, corporations, organizations, partnerships and other entities who require bookkeeping, accounting, tax return preparation, counseling and similar services. The market for the business counseling industry is considered to be extensive. GBS's and EKW's marketing efforts are directed toward small-to-medium sized companies that employ up to 250 employees. In addition, EKW has a strong marketing presence and resulting large client base of petroleum retail outlets.

     Aire Serv's marketing strategy is focused on the sale of franchises to existing HVAC contractors. The Company believes that the heating, ventilating and air conditioning ("HVAC") market is extensive. The Aire Serv franchisee, equipped with state-of-the-art marketing techniques, guidelines and industry expertise provided by Aire Serv, targets the residential and light commercial segments of the HVAC market. Aire Serv provides its franchisees with the critical elements necessary to achieve success as a retailing contractor and works with the franchisees to implement and execute effective strategies and systems in these areas. Whether a client is residential or commercial, the emphasis is on the service and replacement segments. Aire Serv intends to create a national name in HVAC service through establishing consumer awareness.

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

          Mr. Appliance's marketing strategy is to sell franchises to existing appliance dealers and appliance servicers. Mr. Appliance provides the proven system, technical and management support, and training to make a major appliance repair and service franchise successful. Franchisees receive extensive training in sales, marketing and business systems.


COMPETITION

     The Company's markets and those of its franchisees are highly competitive. The Company competes directly with other local and national franchisors which are also seeking to sell their franchises or business opportunities to prospective franchisees. Mr. Rooter franchisees compete principally with Roto-Rooter, Inc., a nationally recognized provider of sewer and drain cleaning services in the United States, as well as numerous plumbers, small drain cleaning firms and regional and local firms in other segments of the market, such as septic tank pumping and hydrojet cleaning. The Company believes that Mr. Rooter is distinguished from its primary competition because Mr. Rooter franchisees concentrate on providing plumbing repair while most competitors focus on providing either drain and sewer cleaning or plumbing services. The principal competitors of Rainbow's franchisees are Stanley Steemer International, Inc., Duraclean International, Inc., Harris Research, Inc., Steamatic, Inc., Serv-Pro Industries, Inc. and Servicemaster Co., all of which operate on a national basis, as well as independent carpet cleaning and restoration companies. The major competitors of GBS and EKW franchises, such as Comprehensive Business Services, Inc., and Padget Business Services U.S.A., Inc., specialize in providing general accounting and bookkeeping services to small businesses. Local accountants, bookkeepers and individual consultants also provide sources of competition. National tax preparation services, such as H & R Block Co., and many of the local tax preparers compete with GBS, although such competitors tend to concentrate on individual tax returns rather than on business returns. Local or regional HVAC contractors are Aire Serv's primary source of competition and, to a lesser extent, national home improvement retailers provide competition in some markets. Local electricians are Mr. Electric's primary source of competition. Mr. Appliance is the first company to offer franchises in the fragmented appliance repair and service industry. Local appliance repairmen are Mr. Appliance's primary competition.

     The Company's franchisees generally compete on the basis of price, training and support services and reputation. During 1996, companies such as American Residential Services have entered the home service market through the acquisition of existing companies.

     In addition, the Company expects to encounter competition in attempting to effectuate acquisitions of franchise companies. Potential competitors, many of which are well established and have extensive experience in connection with identifying and effecting business acquisitions, may include other franchise companies, leveraged acquisition partnerships (leveraged buy out funds), business development companies, investment partnerships and corporations (including venture capital entities), small business investment companies, large industrial and financial companies seeking acquisitions directly or through affiliates and wealthy individuals. These competitors may have greater financial resources than the Company to take advantage of these opportunities. In the event that the Company succeeds in effecting acquisitions, the Company will, in all likelihood, become subject to intense competition from competitors of the acquired business. The degree of competition characterizing the industry of any prospective acquisition candidate cannot be presently ascertained.


TRADE NAMES AND SERVICE MARKS

     The Company believes that its trademarks and service marks are important to the marketing of its franchises and the sale of services to consumers by its franchisees. The Company through its subsidiaries, currently holds the following federally registered trademarks and service marks: "Mr. Rooter"(R), the stylized Mr. Rooter logo, "Mr. Winkie Design", "Quick-as-a-Wink"(R), "Super Kleens"(R), "America's Trouble Shooter"(R), "North America's Trouble Shooter"(R), "Aire Serv"(R), the stylized Aire Serv logo, "America's Comfort Company"(R), "Mr. Electric"(R), the stylized Mr. Electric design, the "Rainbow International Carpet Dyeing & Cleaning" stylized global device, "Rainbow International"(R), "Vehicle Stripe Design for Rainbow", "GBS"(R), "Dollartrak"(R), "GBS General Business Services"(R), "Dollartrak Systems", "EKW Since 1935"(R), "E.K. Williams & Co." (R), "EKW * Manager", "Good Accounting Doesn't Cost -- It Pays!", and "E.K. Williams & Co. The Accounting and Tax People For Small Business Since 1935". The Company has applied for federal trademark and service mark registration for "Mr. Appliance", the stylized Mr. Appliance logo, the van stripe design for each of Mr. Rooter, Mr. Electric, Mr. Appliance and Aire Serv and a new stylized logo for Rainbow. The Company holds a state trademark registration for "Mr. Rooter" in Texas and a service mark registration for "Rainbow International Carpet Dyeing & Cleaning Co." in 13 states. In addition, the Company holds copyrights in connection with all of its training manuals and materials which it considers proprietary.

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

     The occurrence of any such events may from time to time require the Company to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that the Company will be able to update its disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, continue offering and selling franchises or comply with existing or future franchise regulations in any particular state. The failure to take any of these actions could have an adverse effect on the Company.

     The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If the Company is unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will generally be unable to engage in offering or selling franchises in or from such state. In addition, the Company is subject to franchise laws in Alberta, Canada where, although it has granted foreign master licenses, it also offers and sells franchises directly. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new states and foreign jurisdictions could require the Company to continually alter methods of operations at costs which could be substantial.

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


EMPLOYEES

     As of December 31, 1996, the Company had 110 full-time employees and 12 part-time employees, none of whom belong to unions, as detailed below:


                           Full-time  Part-time  Total
                           ---------  ---------  -----

          Corporate........       41          3     44
          Mr. Rooter.......       14          1     15
          Aire Serve.......        3          -      3
          Rainbow..........       18          -     18
          GBS..............       21          7     28
          Mr. Electric.....        5          -      5
          E.K. Williams....        6          1      7
          Mr. Appliance....        2          -      2

          Total............      110         12    122


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company's principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. These facilities are leased from the Estate of Donald Dwyer under various operating leases expiring at different dates through October 31, 2000. Monthly rental for these offices is $31,417. See "Certain Transactions."

     In July 1996, the Company sold a 30,658 square foot warehouse and three acres of land at 3321 Mary Street, Waco, Texas, which was used for the Company's manufacturing concern until 1993. Since 1993 the property has been leased to an unrelated party for $4,500 per month.

     The Company also leases office space in Columbia, Maryland, for its GTS operations, from an unrelated party for $2,035 per month. This lease expires September 30, 2001. For its satellite EKW support office, EKW sub-leases office space in Westminster, Colorado from a franchisee for $700 per month on a month-to-month basis.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $100,000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.


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

     The following table sets forth the quarterly high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market, for each quarter during the last two fiscal years. These per share quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                           COMMON STOCK
                                       --------------------
                                           HIGH       LOW
                                       ------------  ------

FISCAL YEAR ENDED DECEMBER 31, 1995
     First Quarter                            4       3
     Second Quarter                           3 3/4   2 1/2
     Third Quarter                            3 7/8   2 1/2
     Fourth Quarter                           3 1/8   2 3/8

FISCAL YEAR ENDED DECEMBER 31, 1996
     First Quarter                            3       2 1/2
     Second Quarter                           3 1/4   2 3/8
     Third Quarter                            3 1/16  2 1/4
     Fourth Quarter                           2 3/4   1 5/8

     On April 10, 1997, the high and low prices of the Common Stock as reported by the Nasdaq National Market were $1.625 and $1.625 per share, respectively. As of such date, there were approximately 405 shareholders of record and 800 beneficial shareholders of the Common Stock.

     No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock, but will retain earnings for the operation and development of its business.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     As discussed in Note 15 to the consolidated financial statements, in connection with the December 31, 1996 year end accounting closing and subsequent analyses performed, the Company recorded a prior period adjustment for the correction of an error in the consolidated financial statements for the year ended December 31, 1995 relating to the carrying value of certain individual franchises and regional franchises. The Management's Discussion and Analysis which follows incorporates those adjustments.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the approximate dollar amount (in thousands) and percentage of revenue and earnings from continuing operations derived from each of the Company's subsidiaries.

                                               YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
REVENUES:                                   1996                   1995
                                      ---------------       -----------------
Mr. Rooter                            $ 3,964    28.1%      $ 3,015      22.1%
Rainbow                                 3,007    21.3         3,267      23.9
GBS                                     3,438    24.4         3,467      25.4
Aire Serv                                 422     3.0           795       5.8
E.K. Williams                           1,566    11.1         1,616      11.9
Mr. Electric                              626     4.5           724       5.3
Mr. Appliance (1)                          87      .6            --        --
Other (2)                                 983     7.0           768       5.6
                                      -------   -----       -------     -----

                                      $14,093   100.0%      $13,652     100.0%
                                      =======   =====       =======     =====

INCOME (LOSS):

Mr. Rooter                            $ 634     143.7%         (197)    (19.2)%
Rainbow                                 471     106.8           541      52.6
GBS                                    (733)   (166.2)         (882)    (85.7)
Aire Serv                              (718)   (162.8)         (688)    (66.9)
E.K. Williams                            32       7.3           112      10.9
Mr. Electric                           (238)    (54.0)          149      14.5
Mr. Appliance (1)                       (24)     (5.4)           --        --
Other (2)                               135      30.6           (64)     (6.2)
                                      -------   -----       -------     -----
                                      $(441)    100.0%      $(1,029)    100.0%
                                      ======    =====       =======     =====

___________________________
(1)  Mr. Appliance commenced franchise activities in September 1996.

(2) Includes revenues or earnings of The Dwyer Group, Inc. (Parent holding company) which maintains all corporate activities and functions (accounting, legal, data processing and administrative).

Year ended December 31, 1996, compared to year ended December 31, 1995:

     The Company incurred a net loss of $441,000, or $.06 per share for the year ended December 31, 1996, an increase of $588,000, or 57.1%, as compared to generating a net loss of $1,029,000, or $.14 per share for the year ended December 31, 1995.

     Total revenues for fiscal 1996 were $14,093,000, an increase of $441,000, or 3.2%, compared to revenues of $13,652,000 for the year ended December 31, 1995. This net increase in revenues is comprised of the following components: royalty income increased $735,000, or 11.2%; franchise sales decreased $740,000, or 17.5%; product sales increased $182,000, or 27.2%; other income increased $280,000, or 32.5%; and tax services increased $17,000, or 2.5%.

     The Company recognizes revenues from franchise royalties (net of an allowance for uncollectible amounts) when due from the franchisees. Increases in royalty income occurred in: Mr. Rooter - $586,000 or 28.2%; GBS - $133,000 or 16.2%; Aire Serv - $37,000 or 17.6%; and Mr. Electric - $96,000 or 387.3%. These
increases, which coincide with the increased business revenues of the existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis placed on providing strong franchise support services, and it's methods and programs created to assist franchisees in building successful businesses. This in turn is very instrumental to the future of the Company as royalties are the foundation for the Company's long-term financial strength.

     Franchise sales revenue represents the initial franchise fees charged by the Company to buyers of its individual and regional franchises as well as fees for its foreign master licenses. Mr. Rooter, with franchise sales increasing from $734,000 in 1995 to $1,000,000 in 1996 (an increase of $266,000 or 36.2%)
and Mr. Appliance, which was organized in January 1996 and recorded $86,000 of franchise sales in fiscal 1996, were the companies within The Dwyer Group, Inc. with franchise sales increases. Mr. Rooter's franchise sales increase is primarily due to increased franchise sales activity on which down payments and revenue recognition criteria have been met. Offsetting the above franchise sales increases were decreases in Aire Serv, GBS, Mr. Electric, and Rainbow of $428,000 (77.6%), $356,000 (20.5%), $216,000 (31.9%) and $83,000 (16.3%),
respectively. The Aire Serv decrease is primarily due to the management planned slowdown of Aire Serv franchise sales to allow for the restructure and ultimate enhancement of the Aire Serv franchise package. The enhanced Aire Serv franchise package now includes a new franchise marketing plan, flat rate pricing manuals and added services the Aire Serv franchise will offer such as air duct cleaning and blower door testing. The GBS franchise sales decrease is primarily attributable to the planned cessation of GBS regional franchise sales.
GBS regional franchise sales in 1995 were $457,400 as compared to -0- for 1996. In addition, GBS accrued against franchise sales approximately $179,000 at December 31, 1996 for anticipated refunds. The $216,000 franchise sales decrease in 1996 for Mr. Electric generally relates to the decline in regional franchises. During 1995, four regional franchises were sold totaling $290,000. In 1996, only one regional franchise was sold totaling $125,000. In addition, although Mr. Electric sold 19 individual franchises in 1996 as compared to 12 in 1995, the territories sold in 1995 were, on the average, larger than the franchise territories sold in 1996, therefore commanding a larger individual franchise average sales amount ($5,500 higher average per individual franchise sold in 1995 as compared to 1996).

     The product sales increase of $182,000 in 1996 over the prior year, is primarily due to GBS directly selling its recordkeeping systems and forms rather than a third party seller as in 1995. GBS sold approximagely $255,000 of product during 1996. EKW product sales decreased $73,000 to approximately $595,000 in 1996. EKW and GBS sell products such as manual recordkeeping systems and forms to its franchisees and outside customers.

     The increase in other income of approximately $280,000 is primarily due to increased administrative and management services fees to related parties of approximately $215,000.

     In total, costs and expenses for the year ended December 31, 1996 decreased $571,000 (3.7%) to $14,692,000 as compared to costs and expenses of $15,263,000 for the year ended December 31, 1995. This decrease is primarily due to the decrease from 1995 to 1996 in the write down of assets held for sale ($400,000) and the non-recurring disposal of assets held for sale ($285,000). In addition, cost of tax services decreased approximately $260,000 due primarily to the implementation of cost cutting measures at GTS. These decreases were somewhat offset by the following 1996 increased costs and expenses: compensation expenses increased from $4,747,000 in 1995 to $5,036,000 in 1996, a $289,000 (6.1%)
increase; and convention expenses increased from $204,000 in 1995 to $374,000 in 1996, a $170,000 (83.5%).

     The $289,000 increase in compensation costs is primarily attributable to the creation throughout 1995 of several new corporate departments and positions (telecommunications, office services, international marketing, MIS, V.P. of Operations and a Collections Manager). Such additions had a full year of expenses in 1996. In 1996, national accounts and human resources departments were added. Also in 1996, the Company enhanced its vacation policy which resulted in a $59,000 expense to establish the initial accrual. In addition, Mr. Electric compensation costs increased approximately $100,000 (60.1%), as the September 1994 start-up company continues to build its management staff and position Mr. Electric to be able to continually develop existing franchisees as well as the expected growth of new franchisees.

    The 1996 annual convention held in Las Vegas, Nevada, was the biggest in attendance in the history of the Company. The expenses in conjunction with the 1996 convention rose 83.5% ($170,000) to $374,000 in 1996 from $204,000 in 1995.

     Income taxes consist of tax benefits plus deferred taxes related primarily to differences between the basis of property, plant and equipment, inventory, and accounts receivable for financial and income tax reporting. For the years ended December 31, 1996 and December 31, 1995, the Company recorded income tax benefits of approximately $158,000 and $582,000, respectively.

     During the fourth quarter of 1996, various year-end adjustments were recorded to the consolidated financial statements. The effect of these adjustments was a net decrease in total assets of $2,301,000, a net decrease in liabilities of $305,000, a net decrease in stockholders' equity and corresponding increased net loss of $1,996,000. These adjustments were primarily to increase the allowance for doubtful accounts and notes receivable, adjustments to and write-downs of assets held for sale, and write-offs of notes receivable. The 1996 10-QSB's, as previously reported, are in the process of restatement.


LIQUIDITY AND CAPITAL RESOURCES:

     At December 31, 1996, the Company's working capital ratio was approximately
2.7 to 1 compared to approximately 3.0 to 1 at December 31, 1995. In addition, the Company had working capital of approximately $4,366,000 at December 31, 1996, including $460,000 of franchise funds held for advertising as compared to approximately $5,243,000 of working capital, including $354,000 of franchisee funds held for advertising at December 31, 1995. The decrease in the Company's working capital ratio and working capital at December 31, 1996 is primarily due to a $1,626,000 decrease in cash and cash equivalents offset in part by a $793,000 increase in short term investments and marketable securities, a $289,000 increase in federal income tax receivable ($479,000 was actually paid to the I.R.S. during 1996 for estimated 1996 federal income taxes)and a net current receivable decrease of approximately $217,000 regarding related party receivables and payables.

     Total trade notes receivable decreased approximately $96,000 from December 31, 1995 to December 31, 1996. This decrease in trade notes receivable is mainly comprised of additional new notes receivable of $2,907,000, which was offset by: note payments of $450,000; transfers to assets held for sale of $667,000; transfers to SunTrust Credit of $324,000; additions to the provision for doubtful notes receivable of $777,000; and write-offs of notes receivable of $785,000.

     Capital expenditures for the year ended December 1996 were approximately $404,000 compared to approximately $632,000 for the year ended December 31, 1995. Management believes that the Company's cash flow from operations supplemented by the Company's positive cash position will be adequate to fund the Company's capital requirements.

     Total notes receivable from related parties increased $794,000 from December 31, 1995 to December 31, 1996. The Company converted approximately $909,000 of related party accounts receivable to interest bearing notes receivable in 1996. During 1996 related parties paid approximately $445,000 of note principal ($419,000 from the estate of Donald J. Dwyer) and $43,000 interest ($38,000 from the estate of Donald J. Dwyer).

     Net cash used by operating activities for the year ended December 31, 1996 totaled approximately $1,134,000 as compared to approximately $1,105,000 used by operating activities for the year ended December 31, 1995. Net cash used in investing activities for the year ended December 31, 1996 decreased by approximately $142,000 to $947,000, as compared to the year ended December 31, 1995. The primary uses of cash for investing activities were: $812,000 for the purchase of marketable securities; $393,000 in additional notes and accounts receivable from related parties; and $404,000 for the purchase of property and equipment. Net cash provided by financing activities in the year ended December 31, 1996 decreased by approximately $82,000 as compared to the prior year, primarily as a result of decreased payments received on the shareholder note of approximately $112,000.

     In 1993, the Company entered into the Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr.

Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000.
As of December 31, 1996 and 1995, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $2,431,000 and $2,749,000, respectively. Pursuant to the terms of the Company's agreement with SunTrust, until the entire principal balance of such indebtedness is repaid in full, the Company is liable on such franchisee indebtedness in the event a default with respect to such indebtedness occurs, the Company has 180 days to correct the default. If the default is not corrected within 180 days, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party. During 1996 and 1995, the Company exchanged notes it owned aggregating approximately $324,000 and $261,000, respectively, to SunTrust for franchisee defaulted notes. In addition, approximately $24,000 and $58,000 was paid to SunTrust during 1996 and 1995, respectively representing monthly installments on behalf of franchisees in default. The Company believes that its agreement with Stephens significantly improves its liquidity and working capital position.

     In September, 1996, the Parent, Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Parent and the franchising subsidiary for such franchisee. On or about the 15th day of each calendar month, the Parent will receive from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty (60) day period, then the Parent, within ten (10) days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due and Phoenix shall bill the Parent directly for amounts due and payable under such franchisee's loan agreement. At December 31, 1996, the Parent was contingently liable for approximately $29,000 relating to such notes.

     In connection with its franchising activities, the Company regularly extends credit to prospective franchisees to finance their purchase of franchises. The repayment of such indebtedness is secured by the assets of such franchises, including the franchise rights sold to the franchisees. The Company does recognize as revenue, franchise sales represented by notes from Rainbow, GBS, EKW, Mr. Rooter, Mr. Electric, Mr. Appliance and Aire Serv franchisees who have made a down payment in cash of at least 20% of the sales price and completed training. At December 31, 1996 and 1995, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $2,958,000 and $2,652,000, respectively. For the year ended December 31, 1996, the Company increased the allowance for doubtful notes receivable collection approximately $777,000 compared to a $434,000 increase for the year ended December 31, 1995. At December 31, 1996, the Company's allowance for doubtful note collections was $1,633,000, which the Company believes is currently adequate for the size and nature of its notes receivable.

     In February 1995, The Dwyer Group, Inc. reached an agreement with the estate of the late Donald J. Dwyer, Sr. regarding resolution of the discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which ($136,000) had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable on or before February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded in February 1995 as an additional capital contribution and as a note receivable. The note receivable has been classified as a reduction in stockholders' equity. During 1995 the estate paid principal and interest in the amount of $531,000 and $65,000, respectively. During 1996, the estate paid the remaining principal of $419,000 and interest in the amount of $38,000.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY:

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


INFLATION:

     Inflation has not historically had a material effect on the Company's operations.


ACCOUNTING MATTERS:

          In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement requires that after a transfer of financial assets, an entity recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities it extinguished. This Statement is effective for transfer of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This Statement deferred the effective date of FASB Statement No. 125 for secured lending and similar transactions to transactions occurring after December 31, 1997. The Company will adopt that Statement effective January 1, 1997.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS No. 128 for fiscal 1997.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditor's report thereon of Coopers & Lybrand LLP, appears on pages 31 through 38 of this report. See Index to Financial Statements on 30 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 31, 1995, the Audit Committee of the Board of Directors of the Company approved the dismissal of Grant Thornton LLP as its independent public accountants and the appointment of Coopers & Lybrand L.L.P. as its independent public accountants, effective on such date, and the Board of Directors of the Company took action necessary to effect such change. The Company had not consulted Coopers & Lybrand L.L.P. prior to such appointment with respect to any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any disagreement with the Company's independent public accountants. From 1989 until such date, the Company had engaged Grant Thornton LLP as its independent public accountants. During the period of the engagement of Grant Thornton LLP by the Company, there were no disagreements between Grant Thornton LLP and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP would have caused them to make reference to the disagreements in any of their financial reports to the Company. In addition, no report on the financial statements of the Company rendered by Grant Thornton LLP contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, the scope of audit performed, or accounting principles.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:


NAME                    AGE                         POSITION
----                    ---                         --------
Theresa Dwyer.........   62  Chairperson of the Board of Directors
Robert Tunmire........   38  President and Chief Executive Officer and Director
John Appel............   55  Vice President
Dina Dwyer-Owens......   34  Secretary and Vice President of Operations and Director
Stephen E. Beatty.....   45  Treasurer and Chief Financial Officer
Donald J. Dwyer, Jr...   32  Director
James L. Sirbasku.....   57  Director
John P. Hayes.........   47  Director
Donald E. Latin.......   66  Director

     All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

Theresa Dwyer has been Chairperson of the Board of Directors since July 1995 and Director of the Company since December 1994. She has been the majority stockholder and President of the following privately held companies: Worldwide Cabinet Systems, Inc.; Worldwide Refinishing Systems, Inc.; Worldwide Whirlpool Systems, Inc.; Worldwide Franchise Consultants, Ltd.; Aames Auto Leasing, Inc.; and Sun Screen of Austin, Inc. since December 1994. She also serves as Vice President of Worldwide Supply, Inc., and Secretary of Dwyer Real Estate and Development, Inc. Mrs. Dwyer serves as Co-Executrix of the Estate of Donald J. Dwyer. Prior to December 1994 Mrs. Dwyer was self-employed.

Robert Tunmire has been President of the Company since December 1994 after serving as Executive Vice President since June 1993. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January 1992 through May 1993, after serving from May 1989 as Director and Executive Vice President. Mr. Tunmire currently serves as President of Mr. Rooter, Mr. Electric, Mr. Appliance and Aire Serv. From December 1980 until May 1989, Mr.

Tunmire was employed by Rainbow, most recently as Executive Vice President of Franchise Counseling. Mr. Tunmire has approximately 22 years experience in the franchising industry.

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

John Appel, who has over 25 years of franchising experience, has served as Vice President of the Company since December 1994 and as President of General Business Services and E.K. Williams since July 1, 1996. Mr. Appel served as President of Rainbow from February 1, 1992 through June 1995. Before coming to Rainbow, he served for seven years as President of Leadership Management, Inc., a company specializing in franchising businesses, and prior to 1986 he was employed by Success Motivation Institute, Inc., a franchising company, most recently as Vice President of Franchising.

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

Donald J. Dwyer, Jr. has served as a Director since May 1989. Mr. Dwyer is currently, and has been since 1994, employed by the Company as Director of International Operations. He previously served as Director of International Operations for Rainbow from 1987 to 1994. Mr. Dwyer serves as Co - Executor of the Estate of Donald J. Dwyer.

James L. Sirbasku has served as a Director since July 1994. He has served as Chairman and Chief Executive Officer of Profiles International, Inc., an international company providing pre-employment evaluation systems, since March 1991. From 1980 to 1991, Mr. Sirbasku served as President of SMI International, Inc., a company specializing in franchising businesses.

John P. Hayes has served as a Director since July 1994. He founded and served, from January 1987 to 1995, as President of The Hayes Group, Inc., an international marketing and promotion company specializing in franchised businesses. Since January 1996, Mr. Hayes has served as a consultant to franchisors.

Donald E. Latin founded and, since 1986, has served as President of D. Latin and Company, Inc., an investment banking company which provides such corporate finance services as: the raising of capital, mergers and acquisitions, valuation of businesses, fairness opinions, and other financial advisory services.

Donald J. Dwyer, Jr. and Dina Dwyer-Owens are the son and daughter, respectively, of Theresa Dwyer and the late founder, Donald J. Dwyer.


SIGNIFICANT EMPLOYEES

Michael Bidwell, age 39, has been President of Rainbow since July 1995. Mr. Bidwell was a Rainbow franchisee in Tucson, Arizona from April 1984 to June 1995, and a Mr. Rooter franchisee from August 1992 to June 1995. From 1986 to June 1995, Mr. Bidwell served as President of Ramsoo, Inc., an Arizona corporation, which operated the Rainbow and Mr. Rooter franchises in Tucson, Arizona.

Richard Cross, age 48, has been Chief Operating Officer of Mr. Rooter, Mr. Electric and Aire Serv since December 1994 and Mr. Appliance since January 1996. Mr. Cross previously served as Vice President of Marketing from December 1991 to October 1993. Prior to that time, he served as National Marketing Director for Leadership Management, Inc., a company specializing in franchising businesses, from December 1986 to November 1991.


BOARD PARTICIPATION AND STRUCTURE

The Board of Directors met 5 times during 1996 and took action 59 times by means of written consent. Each director attended all of the meetings and signed each consent. Directors are not compensated for their services as directors. Non-employee directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

The Audit Committee met 4 times during 1996.


SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and greater than 10 percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it with respect to the fiscal year ended December 31, 1996, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with, except that during fiscal 1996, Messrs. Tunmire, Dwyer, Hayes, Appel Sirbasku, and Ms. Dwyer and Ms. Dwyer-Owens were late in filing one report required pursuant to Section 16(a). Mr. Beatty was late in filing two reports required pursuant to Section 16(a). No other officer, director, or ten percent shareholder was late in filing his or its reports pursuant to Section 16(a).

ITEM 10.   EXECUTIVE COMPENSATION

     Summary Compensation Table. The following information sets forth compensation earned by the Company's Chief Executive Officer and all other of its executive officers whose annual compensation exceeded $100,000 for services rendered for the Company and its Subsidiaries during the fiscal years indicated:


                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                     ANNUAL COMPENSATION                COMPENSATION
                           -------------------------------------   ----------------------
      NAME AND                                                     SECURITIES UNDERLYING
 PRINCIPAL POSITION    YEAR     SALARY($)      BONUS($)  OTHER($)        OPTIONS($)
---------------------  ----  ----------------  --------  --------  ----------------------
Robert Tunmire,        1996     $  215,818(1)     ----                        ----
   President & CEO     1995     $  196,414(1)  $20,779                     100,000
                       1994     $  158,780(1)  $88,756                        ----

John Appel,            1996     $  137,004(1)     ----                       5,000
   Vice President      1995     $  123,882(1)  $21,389                        ----
                       1994     $  123,059(1)  $23,474                        ----

Stephen Beatty(2)      1996     $   98,679     $10,000                       5,000
   Treasurer & CFO     1995     $   85,829     $15,000                      12,500
                       1994     $   51,544     $15,000                        ----

Michael Bidwell(3)     1996     $  118,360     $44,360                        ----
                       1995     $   68,495     $14,101                      25,000

Paul Woody(4)          1996     $  104,808        ----   $338,256           25,000
                       1995     $  115,385        ----   $ 28,846           25,000

(1)  Includes salary and any commissions from franchise sales.

(2) Mr. Beatty was appointed Treasurer and Chief Financial Officer of the Company effective December 19, 1994.

(3)  Mr. Bidwell was appointed President of Rainbow effective July 15, 1995.

(4) Mr. Woody, who was appointed President of GBS and EKW effective June 1, 1995, left the employ of GBS and EKW on June 28, 1996 and returned to Oklahoma city to operate his 25 year old GBS franchise. Pursuant to the terms of Mr. Woody's stock option agreement which granted 25,000 stock options to Mr. Woody on June 1, 1995 at $3.375, these options terminated 30 days subsequent to the termination of Mr. Woody's employment. A Mutual Termination of Employment Agreement was executed on June 30, 1996 pursuant to which the Company purchased Mr. Woody's house in Waco, Texas in exchange for the $18,873 equity in the house at the date of the agreement, reimbursed Mr. Woody $9,050 for his 1995 closing costs which were incurred during his 1995 move to Waco, Texas, and paid Mr. Woody's actual moving costs from Waco, Texas to Oklahoma City, OK.

     GBS and EKW subsequently executed a 3 year consulting agreement beginning July 1, 1996 with Mr. Woody, who will provide franchise training and various professional services in conjunction with the future growth and development of GBS and EKW. For services rendered under this 3 year consulting agreement, Mr. Woody was paid a fee of $305,000 in advance to be amortized over the 3 year life of the consulting agreement. In addition, expenses incurred by Mr. Woody directly attributable to services rendered under the consulting agreement are to be reimbursed. In conjunction with this consulting agreement, Mr. Woody was granted 25,000 non-qualified stock options to acquire 25,000 shares of common stock of the Company at $3.375 per share. This stock option agreement expires on July 1, 2001. Stock options under this agreement become exercisable in 5,000 increments beginning July 1, 1996 and each year thereafter through July 1, 2000.



                     This portion intentionally left blank.

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 1996:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                           PERCENT OF TOTAL
                         NUMBER OF        OPTIONS GRANTED TO   EXERCISE
                   SECURITIES UNDERLYING       EMPLOYEES       OR BASE   EXPIRATION
      NAME            OPTIONS GRANTED       IN FISCAL YEAR      PRICE(1)    DATE
-----------------  ---------------------  -------------------  --------  -----------
Robert Tunmire             ----                  ----            ----        ----
Stephen Beatty            5,000                    7%            3.00          (2)
John Appel                5,000                    7%            3.00          (2)
Paul Woody               25,000                   N/A            3.375    7/1/2001
Michael Bidwell            ----                  ----             ----        ----

_________________________
(1) Reflects the dollars per share exercise price which equals the closing market price of the underlying security on the date of grant.

(2) The Incentive Stock Option Agreements do not contain a specific option expiration date. Each incentive stock option granted under the 1986 Stock Option Plan ("SOP") will not be exercisable more than 10 years from the date the option is granted except for incentive stock option grants to any person owning 10% or more of the Company's Common Stock whose options expire 5 years from the date of the grant. In addition, incentive options whether or not then exercisable, terminate immediately upon termination of employment for cause. If an employee's termination is not for cause, the employee has the right to exercise stock options, to the extent exercisable at the date of cessation of employment, at any time within 30 days of that employment cessation date. Unless otherwise determined by the Board of Directors at the time an option is granted, incentive options and non-incentive options under the SOP become exercisable at the rate of 20% of the number of shares covered thereby per year, beginning one year from the date of grant.

     The following table shows option exercises during the year ended December 31, 1996 and the value of unexercised options at December 31, 1996 for the named executive officers who exercised options during 1996 or who had unexercised options at December 31, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES
                       ---------------------------------

                                                        NUMBER OF
                                                        SECURITIES
                                                        UNDERLYING            VALUE OF
                                                       UNEXERCISED        UNEXERCISED IN-
                                                    OPTIONS AT FISCAL    THE-MONEY OPTIONS
                                                         YEAR END        AT FISCAL YEAR END
                   SHARES ACQUIRED                    (EXERCISABLE/        (EXERCISABLE/
      NAME           ON EXERCISE    VALUE REALIZED    UNEXERCISABLE)    UNEXERCISABLE) /(1)/
-----------------  ---------------  --------------  ------------------  --------------------
Robert Tunmire                ----            ----      63,434/66,667           $101,139/-0-
John Appel                    ----            ----      20,000/10,000                -0-/-0-
Stephen Beatty                ----            ----       2,500/15,000                -0-/-0-
Michael Bidwell               ----            ----       5,000/20,000                -0-/-0-
Paul Woody                    ----            ----       5,000/20,000                -0-/-0-

_____________________________
(1) The closing price of the Common Stock on December 31, 1996 was $2.00 per share.
(2) Mr. Dwyer assigned 295,000 of the 385,000 remaining unexercised options to purchase shares of the Company's Common Stock (which options are governed by that certain Stock Option Agreement dated April 28, 1989 by and between Mr. Rooter Corporation (now The Dwyer Group, Inc.) and Donald J. Dwyer) to a bank.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1996, certain information regarding the beneficial ownership of Common Stock by (i) each of named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:

                                          BENEFICIAL OWNERSHIP (1)
NAME AND ADDRESS                          -------------------------
OF BENEFICIAL                               NUMBER
OWNER                                      OF SHARES   PERCENT (2)
----------------                          -----------  ------------
Estate of Donald J. Dwyer(3)(4)             4,610,920         64.0%
Dina Dwyer-Owens (3)(5)                         3,913           *
Robert Tunmire (3)(6)                          83,040          1.2%
Donald J. Dwyer, Jr. (3)(7)                 4,618,520         64.1%
Theresa Dwyer (3)(7)                        4,612,220         64.0%
John Hayes (8)                                 20,250           *


James Sirbasku (9)                             15,000           *
Donald E. Latin (10)                           15,000           *
John Appel (3)(11)                             20,000           *
Steve Beatty (3)(12)                            3,500           *
Renaissance Capital Growth & Income
 Fund III (13)                                700,000          9.8%
All officers and directors as a
group (nine persons) (14)                   4,780,523         65.2%

______________________
 *   Less than 1%.

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

(4) Mr. Dwyer, former Chairman of the Board, President and CEO of the Company, died December 4, 1994. The number of shares beneficially owned includes the 90,000 Option Shares (held by Mr. Dwyer's estate), currently exercisable pursuant to a Stock Option Agreement dated April 28, 1989, and 244,700 shares of Common Stock owned by another stockholder of the Company in connection with which Mr. Dwyer's estate has sole voting power pursuant to a Shareholder Voting, Proxy and Stock Sale Agreement between Mr. Dwyer and such stockholder. It also includes 340,300 of Mr. Dwyer's shares of Common Stock which are being held in escrow pending GBS's achievement of certain pre-tax income levels. Mr. Dwyer's estate retains voting power in connection with such shares. Theresa Dwyer and Donald J. Dwyer, Jr. serve as Co-Executors of the Estate of Donald J. Dwyer.

(5) Includes 2,500 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(6) Includes 63,434 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(7) Includes 4,610,920 shares of Common Stock beneficially held by the Estate of Donald J. Dwyer. Theresa Dwyer and Donald J. Dwyer, Jr. serve as Independent Co-Executors of the Estate of Donald J. Dwyer, and as such, share voting and disposition power with respect to such shares and may be deemed to beneficially own such shares. Also includes for Donald J. Dwyer, Jr., 1,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

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

(11) Includes 20,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(12) Includes 3,500 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(13) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(14) Includes 129,434 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan and the 90,000 Option Shares exercisable under a non-Option Plan stock option.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently leases its principal executive and administrative facilities from the majority stockholder, the Estate of Donald J. Dwyer, under various leases expiring at various times through October 31, 2000 requiring total monthly lease payments of $31,417. In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from entities controlled by such majority stockholder. The Company expensed $629,769 for such rent and services in 1996 and $618,106 in 1995.

     The Company recognized income from related parties for accounting, legal and administrative services, interest income, product sales commissions and management fees totaling $812,985 in 1996 and $554,116 in 1995.

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

     Donald J. Dwyer, Jr., and Dina Dwyer-Owens are the son and daughter, respectively, of Theresa Dwyer and the late founder, Donald J. Dwyer.

     At the time of Mr. Dwyer's death in December 1994, life insurance with a face a value of approximately $1,050,000 was owned by Rainbow. Rainbow had outstanding loans against the value of the policy for $136,000 leaving a balance due of $914,000. Therefore the Company recorded income from the insurance proceeds of $914,000. The Company received $50,000 of the total life insurance proceeds (914,000) in December 1994. The remaining $864,000 proceeds of this insurance were pledged to the lender of the Industrial Revenue Bonds ("IRB's") which were secured by Rainbow's guaranty. Proceeds of $864,000 were utilized to pay down the IRB's and also Housing Finance Revenue Bonds for which Rainbow had previously guaranteed and for which the remaining insurance process were assigned for the benefit of the estate. As such, the Company in December 1994 recorded a note receivable from Mr. Dwyer's estate of $864,000. This $864,000 note was paid in full during 1995, including $34,087 of interest.

     Beginning June 1995, the Company agreed to pay Don Latin, an independent director, $2500 per month for investment banking consulting services. In addition, in August 1995 the Company entered into a consulting agreement with another independent director, John Hayes, to provide consulting services regarding public relations, marketing and special projects for the company. During 1996 and 1995 the Company expensed approximately $171,000 and $108,000 for Mr. Hayes' services, respectively.

     In December 1996 the Company, together with selected related parties, agreed to convert $908,632 of related party accounts receivable and accounts receivable from affiliates to interest bearing (9.25%) notes receivable. These notes are payable in full by December 31, 2006. In total, accounts and notes receivable from related parties and officers (current and long-term) increased approximately $285,000, to $1,861,368 at December 31, 1996 when compared to December 31, 1995.

     In February 1995, the Company reached an agreement with the estate of the late Donald J. Dwyer, Sr. regarding resolution of the discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which ($136,000) had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded in February 1995 as an additional capital contribution and as a note receivable. The note receivable has been classified as a reduction in stockholders' equity. During 1995 the estate paid principal and interest in the amount of $531,103 and $65,355, respectively. During 1996 the estate paid the remaining principal of $418,896 and interest of $38,376.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Documents filed as a part of this report:

     1. Financial Statements
        --------------------

        The Consolidated Financial Statements of the Company are included in
     Part II, Item 7. See index on page 30.


     2. Exhibits
        --------

  3.1   Certificate of Incorporation, as amended (1)
  3.2 Certificate of Amendment of Certificate of Incorporation filed June 12, 1987 (2)
  3.3 Certificate of Amendment of Certificate of Incorporation filed May 8, 1988 (2)
  3.4 Certificate of Amendment of Certificate of Incorporation filed July 30, 1993 (2)
  3.5   Bylaws (1)
  4.1 Form of Representative's Warrant Agreement, including Representative's Warrant (2)
  4.2   Warrants to Purchase Common Stock issued to Norcross
        Securities, Inc. (2)
 10.1 Stock Option Plan, as amended, and form of Employee Stock Option Agreement (1)
 10.2 Form of Rainbow International Carpet Dyeing and Cleaning Co. License Agreement (2)
 10.3   Form of Mr. Rooter Corporation Franchise Agreement (2)
 10.4   Form of General Business Services License Agreement (2)
 10.5   Form of Aire-Serv Corporation Franchise Agreement (2)
 10.6   Certificate of Registration of Service Mark "MR. ROOTER" (1)
 10.7   Certificate of Registration of Service Mark "QUICK-AS-A-WINK" (1)
 10.8   Certificate of Registration of Mr. Rooter logo (1)
 10.9   Certificate of Registration of Service Mark "Super Kleens" logo (1)
 10.10 Certificate of Registration for Service Mark "America's Trouble Shooter" (1)
 10.11 Certificate of Registration of Trademark "MR. ROOTER" issued by Office of Consumer and Corporate Affairs in Canada (1)
 10.12 Lease Agreement between Donald J. Dwyer and Mr. Rooter Corporation, dated December 20, 1991 (2)
 10.13 Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Training Center, commencing
        January 1, 1993(2)

 10.14 Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Waco Franchise, commencing
        January 1, 1993 (2)
 10.15 Lease Agreement between Donald J. Dwyer and General Business Services, dated August 31, 1993 (2)
 10.16 Lease Agreement between Donald J. Dwyer and Rainbow International, dated September 1, 1993 (2)
 10.17 Lease Agreement between Donald J. Dwyer and The Dwyer Group, Inc., dated February 18, 1994 (2)
 10.18  Agreement and Plan of Reorganization and Share Exchange (3)
 10.19 Agreement for Purchase and Sale of Assets of National Manufacturing & Supply Corporation (4)
 10.20 Franchisee Financing Agreement dated July 2, 1993, with Addendum dated December 23, 1993 (4)
 10.21 Shareholders' Voting Proxy and Stock Sale Agreement, between Donald J. Dwyer, Sr. and Vernon Lee Russell and wife, Sylvia Russell, and the Company (5)
 10.22 Stock Purchase Agreement between Donald J. Dwyer, Sr., Vernon Lee Russell and Sylvia Russell (5)
 10.23  Stock Option Agreement between the Company and Donald J. Dwyer (5)
 10.24 Incentive Stock Option Agreement between the Company and John Appel for 25,000 shares of the Company's Common Stock (4)
 10.25 Incentive Stock Option Agreement between the Company and Douglas C. Holsted for 12,500 shares of the Company's Common Stock (1)
 10.26 Incentive Stock Option Agreement between the Company and Dina Dwyer-Owens for 2,500 shares of the Company's Common Stock (1)
 10.27 Incentive Stock Option Agreement between the Company and Robert A. Tunmire for 50,000 shares of the Company's Common Stock (1)
 10.28  Employment Contract between the Company and Donald J. Dwyer (1)
 10.29 Guaranty Agreement, executed December 1, 1982 by Rainbow International Carpet Dyeing and Cleaning Company (2)
 10.30 Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company (2)
 10.31 Promissory Note, executed January 7, 1993, by and between Pride Venture Capital, Inc. and GTL Services, Ltd. (2)
 10.32  Form of Affiliate Transactions Agreement (2)
 10.33 Stock Purchase Agreement dated May 14, 1994 by and between The Dwyer Group, Inc., Co Data AG and Central Data BV (6)
 10.34 Irrevocable Stock or Bond Power, Note and Security Agreement, dated May 25, 1994, by and between Christian Mission Concerns, as lender, and the Company, as borrower (2)
 10.35 Mutual Release by and between General Business Services, Pride Venture Capital and GTL Services Ltd., effective June 10, 1994 (2)
 10.36 Assignment of Judgments and Claims, executed by and between General Business Services, Inc., Pride Venture Capital, Inc., and GTL Services, Ltd., dated June 10, 1994 (3)
 10.37 Promissory Note, executed June 8, 1994, by and between the Company and NationsBank of Texas, N.A. (2)
 10.38 Promissory Note, executed June 9, 1994, by and between the Company and Central National Bank (2)
 10.39 Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994 (7)
 10.40 Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service Station Computers Systems, Inc.(7)
 10.41 Form of Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock.(7)
 10.42 Form of Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(7)
 10.43 Form of Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the Company's Common Stock.(7)
 10.44 Incentive Stock Option Agreement by and between the Company and Matthew Michel.(7)
 10.45* Mutual Release by and between General Business Services, Inc., and
        Paul Woody effective June 30, 1996.
 10.46* Consulting Agreement by and between General Business Services, Inc.,
        E.K. Williams & Co., and Paul Woody effective July 1, 1996.
 10.47* Form of Stock Option Agreement by and between the Company and Paul
        Woody for 25,000 shares of the Company's Common Stock.
 21     List of Subsidiaries.(2)

 27*    Financial Data Schedules.

* Filed herewith.
__________________________

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

(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 1993 (SEC File
     No. 0-15227).

(5) Incorporated by reference to the Registrant's Schedule 13D of Donald J. Dwyer, dated May 4, 1989, filed May 9,
     1989 (SEC File No. 0-15227).

(6) Incorporated by reference to the Registrant's Form 8-K dated as of May 14, 1994 (SEC File No. 0-15227).

(7) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1994 (SEC File
     No. 0-152227.)

     (a)  Reports on Form 8-K

          NONE

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 24th day of April, 1997.


              The Dwyer Group, Inc.


              By:       /s/Robert Tunmire
                       -------------------------
                       Robert Tunmire, President
                       and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signatures                          Title                       Date
----------                          -----                       ----

/s/ Theresa Dwyer           Chairperson of the              April 24, 1997
--------------------------  Board of Directors
Theresa Dwyer

/s/ Robert Tunmire          President and                   April 24, 1997
--------------------------  Chief Executive Officer
Robert Tunmire              (Principal Executive Officer)


/s/ Dina Dwyer-Owens        Secretary and                   April 24, 1997
--------------------------  Vice President of Operations
Dina Dwyer-Owens

/s/ Stephen E. Beatty       Treasurer and Chief             April 24, 1997
--------------------------  Financial Officer
Stephen E. Beatty           (Principal Financial and
                            Accounting Officer)


/s/ James Sirbasku          Director                        April 24, 1997
--------------------------
James Sirbasku

/s/ Donald J. Dwyer, Jr.    Director                        April 24, 1997
--------------------------
Donald J. Dwyer, Jr.

/s/ John P. Hayes           Director                        April 24, 1997
--------------------------
John P. Hayes

/s/ Donald E. Latin         Director                        April 24, 1997
--------------------------
Donald E. Latin

INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                   -----

Reports of Independent Accountants                                   32

Consolidated Balance Sheets as of December 31, 1996 and 1995.        33

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995                                           35

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1996 and 1995                                     37

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995                                           38

Notes to Consolidated Financial Statements                           41

REPORT OF INDEPENDENT ACCOUNTANTS
____________________________________________________________


Board of Directors
The Dwyer Group, Inc.
Waco, Texas

We have audited the accompanying consolidated balance sheets of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, the Company recorded a prior period adjustment for the correction of an error in the consolidated financial statements for the year ended December 31, 1995, relating to certain individual franchises and regional franchises.


COOPERS & LYBRAND L.L.P
Fort Worth, Texas
April 11, 1997

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               DECEMBER 31
                                                         ------------------------
                                                            1996         1995
                                                         -----------  -----------
                                                                       Restated
                                                                        Note 15
                                                                      -----------
CURRENT ASSETS
   Cash and cash equivalents                            $  1,820,167  $ 3,446,166
   Short term investments held to maturity                 1,084,061    1,000,000
   Marketable securities, available for sale                 709,246         ----
   Trade accounts receivable, net of
    allowance for doubtful accounts of
    $429,647 and $491,613, respectively                      616,959      696,389
   Accounts receivable from related
    parties                                                  317,053      825,029
   Accrued interest receivable                               183,272      150,748
   Trade notes receivable, current
    portion                                                  686,117      826,418
   Inventories                                               143,794      136,728
   Prepaid expenses                                          260,947      148,854
   Federal income tax receivable                             935,443      646,641
   Notes receivable from related
    parties, current portion                                 130,453         ----
                                                         -----------  -----------

TOTAL CURRENT ASSETS                                       6,887,512    7,876,973

ACCOUNTS RECEIVABLE FROM
RELATED PARTIES, long term portion                            97,290       97,916

PROPERTY AND EQUIPMENT, at cost less
   accumulated depreciation                                1,259,863    1,472,863

ASSETS HELD FOR SALE (NOTE 15)                               452,428      398,651



TRADE NOTES RECEIVABLE, long term
 portion, net allowance for doubtful notes
 of $1,633,092 and $855,849 respectively                   4,521,896    4,478,071

PURCHASED FRANCHISE RIGHTS, at cost less
   accumulated amortization of $419,124
    and $331,466, respectively                             1,177,929    1,306,456

PATENTS, TRADEMARKS AND OTHER, at cost
   less accumulated amortization of
     $96,077 and $65,009, respectively                       173,346      139,160

NOTES RECEIVABLE FROM RELATED PARTIES,
   long term portion                                       1,316,572      653,403

INVESTMENT, EQUITY METHOD                                    389,241      428,423

NET DEFERRED TAX ASSET                                       342,046      217,005

OTHER ASSETS                                                 613,955      199,778
                                                         -----------  -----------
TOTAL ASSETS                                             $17,232,078  $17,268,699
                                                         ===========  ===========


                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 DECEMBER 31,
                                          -------------------------
                                             1996          1995
                                          -----------   -----------
                                                         Restated
CURRENT LIABILITIES:                                      Note 15
--------------------                                    -----------
   Trade accounts payable                 $ 1,007,146   $   883,307
   Accounts payable to related parties         61,490       222,227
   Accrued liabilities                      1,149,890     1,208,409
   Other payables                              22,527        67,759
   Current portion of notes payable and
    capital lease obligations                 280,689       252,289
                                          -----------   -----------


TOTAL CURRENT LIABILITIES                   2,521,742     2,633,991

NOTES PAYABLE & CAPITAL LEASE
 OBLIGATIONS, less current portion            612,381       276,677


DEFERRED FRANCHISE SALES REVENUE            2,250,299     2,652,057

FRANCHISE FUNDS HELD FOR ADVERTISING          459,586       318,447
                                          -----------   -----------

TOTAL LIABILITIES                           5,844,008     5,881,172

Commitments and contingent liabilities
 (Notes 10 and 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value -
    shares authorized,
     500,000; outstanding, none                 -----         -----
   Common stock, authorized 15,000,000
    shares of $.10 par value; issued
    7,235,552 shares at December 31, 1996
    and 1995, respectively                    723,556       723,556
   Additional paid-in capital               8,941,029     8,941,029
   Retained earnings (Note 15)              1,796,836     2,237,959
   Note receivable from shareholder             -----      (418,896)
   Unrealized gain on available for
    sale securities                            22,770         -----
   Treasury stock, at cost (122,425 shares
    at December 31, 1996 and 1995,
    respectively)                             (96,121)      (96,121)
                                          -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                 11,388,070    11,387,527
                                          -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $17,232,078   $17,268,699
                                          ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------

                                              1996           1995
                                           -----------    -----------
                                                           Restated
                                                            Note 15
                                                          -----------
REVENUES:
   Royalty income                          $ 7,324,213    $ 6,588,983
   Franchise sales                           3,495,792      4,235,649
   Tax services                                728,267        710,823
   Product sales                               850,129        668,544
   Interest                                    553,931        587,704
   Other (Note 9)                            1,140,611        860,543
                                           -----------    -----------
                                            14,092,943     13,652,246

COSTS AND EXPENSES:
   Cost of product sales                       476,780        340,053
   Cost of tax services                        857,975      1,117,791
   General, administrative, selling         12,145,453     11,996,575
   Depreciation and amortization               522,068        432,443
   Interest                                     47,342         48,913
   Write down of assets held for sale          634,289      1,034,302
   Loss on disposal of assets held for
    sale                                         8,041        292,614
                                           -----------    -----------
                                            14,619,948     15,262,691

Loss before benefit for income taxes          (599,005)    (1,610,445)

Benefit from income taxes                      157,882        581,941
                                           -----------    -----------

Net loss                                   $  (441,123)   $(1,028,504)
                                           ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES

                                           YEARS ENDED DECEMBER 31,
                                          --------------------------
                                              1996          1995
                                           ----------    ----------
                                                          Restated
                                                           Note 15
                                                         ----------
Net Loss  per common share
                                           $    (0.06)   $    (0.14)
                                           ==========    ==========
Weighted average common
 shares outstanding                         7,113,127     7,206,489
                                           ==========    ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                             THE DWYER GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                                       UNREALIZED
                                                                                        GAIN ON
                                                 ADDITIONAL               RECEIVABLE   AVAILABLE
                               COMMON    STOCK    PAID-IN     RETAINED       FROM       FOR SALE   TREASURY    STOCK
                               SHARES   DOLLARS   CAPITAL     EARNINGS   SHAREHOLDER   SECURITIES   SHARES    DOLLARS      TOTAL
                             ---------  -------  ----------  ----------  ------------  ----------  --------  ---------  -----------
Balance at December 31,
 1994                        7,234,552  723,456   7,989,489  3,266,463         -----         ----   137,425   (137,989)  11,841,419
                             --------- --------  ---------- ----------   -----------     --------   -------  ---------  -----------
Net loss for the year            -----    -----       -----   (515,206)        -----         ----     -----      -----     (515,206)
Stock options exercised          1,000      100       1,540      -----         -----         ----     -----      -----        1,640
Contributions from
 stockholder                     -----    -----     950,000      -----      (950,000)        ----     -----      -----        -----
Payments received on
 stockholder note                -----    -----       -----      -----       531,104         ----     -----      -----      531,104
Purchase of treasury stock       -----    -----       -----      -----         -----         ----    55,000   (203,993)    (203,993)
Sales of treasury stock          -----    -----       -----      -----         -----         ----   (70,000)   245,861      245,861
                             --------- --------  ---------- ----------   -----------     --------   -------  ---------  -----------

Balance as December 31,
 1995, as previously
 reported                    7,235,552  723,556   8,941,029  2,751,257      (418,896)        ----   122,425    (96,121)  11,900,825

Restatement (Note 15)                                         (513,298)                                                    (513,298)

Balance at December 31,
 1995 as adjusted            7,235,552  723,556   8,941,029  2,237,959      (418,896)        ----   122,425    (96,121)  11,387,527
                             --------- --------  ---------- ----------   -----------     --------   -------  ---------  -----------

Net loss for the year            -----    -----       -----   (441,123)        -----         ----     -----      -----     (441,123)
Payments received on
 stockholder note                -----    -----       -----      -----       418,896         ----     -----      -----      418,896
Increase in unrealized
 appreciation included
 in carrying value of
 investments (net of tax
 of $12,262)                     -----    -----       -----      -----         -----       22,770     -----      -----       22,770
                             --------- --------  ---------- ----------   -----------     --------   -------  ---------  -----------

Balance as December 31,
 1996                        7,235,552 $723,556  $8,941,029 $1,796,836         -----     $ 22,770   122,425  $ (96,121) $11,388,070
                             ========= ========  ========== ==========   ===========     ========   =======  =========  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC., AND SUBISDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                                1996            1995
                                                ----            ----
                                                          Restated Note 15
                                                          ----------------
Cash Flows from Operating Activities:
Net loss                                   $  (441,123)    $(1,028,504)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization             522,068         432,443
     Provision for doubtful accounts
      receivable and notes receivable          946,846       1,183,531
     Notes receivable issued for
      franchise sales                       (1,353,434)     (3,513,119)
     Equity in earnings of investment           13,465          33,561
     Gain on disposal of property              (42,673)           ----
     Write down of assets held for sale        634,289       1,034,302
     Loss on disposal of assets held
      for sale                                   8,041         292,614
     Write off of deferred revenue             (87,650)           ----
     Unrealized gains on available for
      sale securities                           22,770            ----
     Deferred tax asset                       (125,041)       (239,707)
   Changes in assets and liabilities:
     Accounts receivable                      (332,045)       (209,553)
     Accrued interest receivable               (32,524)       (112,248)
     Inventories                                (7,066)         23,110
     Prepaid expenses                         (112,093)        (37,649)
     Federal income tax receivable            (288,802)       (646,641)
     Other assets                              (11,677)       (106,324)
     Accounts payable and accrued
      liabilities                               65,319         760,673
     Accounts payable to related
      parties                                 (160,737)        222,227
     Income taxes payable                         ----        (370,271)
     Other payables                            (45,232)       (111,875)
     Franchisee funds held for
      advertising                              141,139          25,452
     Deferred franchise sales revenue         (189,290)      1,047,394
     Other                                    (109,338)         31,841
                                           -----------     -----------
Net cash used in operating activities         (984,788)     (1,288,743)
                                           -----------     -----------
Cash Flows from Investing Activities:

     Proceeds from sale of notes
      receivable                               175,433         379,175
     Payments received on note
      receivables                              450,037       1,059,087
     Purchases of property and
      equipment                               (403,507)       (681,372)
     Proceeds from sale of property
      and equipment                            322,661            ----
     Payments for patents, trademarks
      and franchise rights                     (66,334)        (40,881)
     Net change in notes and accounts
      receivable from related parties         (392,668)        421,068
     Acquisition of assets held for
      sale                                    (257,697)       (828,102)
     Proceeds from sale of assets
      held for sale                             96,400          70,000
     Purchase of short-term investments,
      held to maturity                         (84,061)     (1,000,000)
     Purchase of marketable securities,
      available for sale                      (811,742)           ----
     Acquistion of other assets               (252,500)           ----
     Sales of marketable securities,
      available for sale                       102,496            ----
     Payments on notes receivable
      from related parties                      26,033            ----
                                           -----------     -----------
       Net cash used in investing
        activities                          (1,095,449)       (621,025)
                                           -----------     -----------

                    THE DWYER GROUP, INC., AND SUBISDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                             YEARS ENDED DECEMBER 31,
                                         -------------------------------
                                            1996                 1995
                                         -----------          -----------
                                                           RESTATED NOTE 15
                                                           ----------------
Cash Flows from Financing Activities:
   Proceeds from debt issued                 589,559             176,622
   Principal payments of debt               (554,217)           (215,095)
   Proceeds from redemption of stock
    options                                      ---               1,640
   Payments received on shareholder
    note                                     418,896             531,104
   Purchase of treasury stock                    ---            (203,993)
   Sales of treasury stock                       ---             245,861
                                         -----------         -----------

      Net cash provided by financing
       activities                            454,238             536,139
                                         -----------         -----------
Net decrease in cash and cash
 equivalents                              (1,625,999)         (1,373,629)

Cash and cash equivalents, at beginning
 of year                                   3,446,166           4,819,795
                                         -----------         -----------

Cash and cash equivalents, end of
 year                                    $ 1,820,167         $ 3,446,166
                                         ===========         ===========

Cash paid during the year for:
   Interest                              $    51,000         $    43,000
   Income taxes                              479,000             642,000


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization
    ------------

The Dwyer Group, Inc. (the "Parent") is a holding company for service-based businesses providing specialty services internationally through franchising.
The consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned subsidiaries (collectively the "Subsidiaries" and together with the Parent, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation ("Mr. Rooter") in 1972, and in 1986 it was reincorporated as a Delaware corporation. Until May 1, 1993, the Company operated in two segments: franchising plumbing repair and sewer and drain cleaning services as well as manufacturing and selling sewer and drain cleaning equipment and supplies. On May 1, 1993, substantially all of the assets of the manufacturing operations were sold.

On March 1, 1993, the Company, through Mr. Rooter's wholly-owned subsidiary Aire Serv Heating and Air Conditioning, Inc. ("Aire Serv"), began to grant licenses to operate air conditioning and heating repair services under the trade name Aire Serv.

On June 1, 1993, the Company acquired all of the shares of common stock of Rainbow International Carpet Dyeing & Cleaning Co. ("Rainbow"), and General Business Services, Inc. ("GBS") from its majority stockholder, Mr. Donald J. Dwyer, for 8,070,000 shares (4,035,000 shares after reverse split) of common stock. With the acquisition of GBS, the Company began operating in another segment, tax services, through GBS's wholly-owned subsidiary, General Tax Services, Inc. ("GTS"). These acquisitions have been accounted for similar to a pooling of interests because all companies were under common control.

Following the acquisition of Rainbow and GBS, the Board of Directors approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. On July 30, 1993, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation and the Company was renamed The Dwyer Group, Inc.

Effective May 1, 1994, the Company acquired Edwin K. Williams & Co. ("EKW"), a Colorado corporation and wholly-owned subsidiary of Ekwill Acquisition Corporation ("Ekwill"), a California corporation, for approximately $1,150,000 cash by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders. The acquisition of Ekwill has been accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values.

Effective September 1, 1994, EKW purchased 33 1/3% of the capital stock of Service Station Computer Systems, Inc. ("SSCS") for $500,000 cash. The investment in SSCS has been accounted for under the equity method.

On September 6, 1994, the Company formed a new wholly-owned subsidiary, Mr. Electric Corp., ("Mr. Electric"), a Texas corporation. Mr. Electric is engaged in franchising electrical contracting service businesses.

On January 4, 1996, the Company formed a new wholly-owned subsidiary, Mr. Appliance Corp., ("Mr. Appliance"). Appliance is a Texas corporation engaged in franchising major household appliance service and repair businesses.


B.  Inventories
    -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market.

C.  Property and Equipment
    ----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of property capitalized under capital leases is included with depreciation expense.


D.  Earnings Per Common Share
    -------------------------

Earnings per share of common stock is computed based on the weighted average number of shares and common equivalent shares outstanding during each of the periods. Earnings per share include the dilutive effect of unexercised stock options and warrants.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS No. 128 for fiscal 1997.

E.  Cash and Cash Equivalents
    -------------------------

The Company considers all cash and highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Cash equivalents at December 31, 1996 include, but are not limited to, $490,000 in money market funds and $200,000 in certificates of deposit. Included in cash equivalents at December 31, 1995 is $1,374,575 in money market funds and $1,040,494 in certificates of deposit.
Cash and cash equivalents include funds collected from Rainbow, Mr. Rooter, Mr. Electric and Aire Serv franchisees and held for national advertising expenditures only. At December 31, 1996 and 1995 these national advertising funds held totaled $460,000 and $354,000, respectively.

F.  Short Term Investments
    ----------------------

The company considers all highly liquid debt instruments purchased with a maturity of not less than three months but not more than twelve months to be short term investments. At December 31, 1996 the Company maintained a $1,084,000 Canadian bank certificate of deposit purchased with a twelve month maturity (August 1997) which is to be held to maturity and is carried at cost. The Company believes it is not exposed to any significant credit risk regarding this short term investment.

Securities classified as available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses are included in income.


G.  Franchise Operations
    --------------------

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

Revenue from franchise royalties is generally recognized, net of an allowance for uncollectible amounts, when due from the franchisees. The Company collects and holds in escrow 2% of Rainbow, Mr. Rooter, Aire-Serv, Mr. Appliance, and Mr. Electric franchisee's sales to be used for national advertising.

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


H.  Assets Held for Sale
    --------------------

On occasion, the Company purchases franchise territories from existing franchisees, which it markets to new franchisees. If there is a committed buyer for the acquired franchise territory, the acquisition is recorded as an asset held for sale at the lower of cost or fair market value. Any gain or loss realized when the territory is sold is included in operations, see Note 15. The cost of acquiring a franchise territory where there is not a committed buyer is expensed.

The Company may repurchase regional franchise rights. Regional franchise repurchases are recorded at the lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. Periodically the Company assesses the fair value of these areas based on estimated, undiscounted future cash flows to determine if an impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis is performed and an impairment loss is recorded. The Company had an investment of $235,567 in such regional franchises held for sale at December 31, 1996.


I.  Income Taxes
    ------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of Property, Plant & Equipment, Inventory, and Accounts and Notes Receivable for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The Company files a consolidated tax return on behalf of its Subsidiaries. Income tax expense is allocated to the Parent and the Subsidiaries as if they filed separate tax returns.


J.  Purchased Franchise Rights and Patents and Trademarks
    -----------------------------------------------------

The costs of intangible assets are amortized using the straight-line method over their estimated lives of seven to fifteen years. Annually, the Company reviews the recoverability of purchased franchise rights in accordance with SFAS No.
121. The measurement of possible impairment is based primarily on the ability to recover the balance of the purchased franchise rights from expected future operating cash flows.

K.  Equity Method Investment
    ------------------------

As of September 1, 1994, E.K. Williams acquired 33 1/3% of the outstanding Capital Stock of Service Station Computer Systems, Inc. ("SSCS") for $500,000 cash, SSCS is a private concern headquartered in Salinas, California who develops and provides computerized bookkeeping products to conventional service stations, self-serve stations and convenience store operations. The investment in SSCS has been accounted for using the equity method of accounting. The cost of

SSCS in excess of amounts attributable to tangible assets at September 1, 1994 (acquisition date) was approximately $257,000 and is being amortized to operations over a 10 year period using the straight-line method.


L.  Reclassifications
    -----------------

Certain reclassifications have been made to prior year financial statements to conform to 1996 presentation.


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


N.  Investment Securities
    ---------------------

At December 31, 1996 and 1995, the amortized cost and estimated fair values of investment securities by type and contractual maturity are shown below.

                                                DECEMBER 31, 1996
                                ----------------------------------------------
                                AMORTIZED         GROSS         ESTIMATED FAIR
                                  COST          UNREALIZED           VALUE
                                                  GAINS

Held-to-Maturity
 Certificate of Deposit
 (due within 1 year)            $1,084,061        $36,179          $1,120,239

Available-for-sale
 Securities                     $  674,214        $35,032          $  709,246


                                                DECEMBER 31, 1995
                                ----------------------------------------------
                                AMORTIZED         GROSS         ESTIMATED FAIR
                                  COST          UNREALIZED           VALUE
                                                  GAINS

Held-to-Maturity
 Certificate of Deposit
 (due within 1 year)            $1,000,000        $25,594          $1,025,594

During 1996, the Company sold available-for-sale debt securities for gross proceeds of $102,496. There were no sales of securities classified as held-to-maturity investments during 1996 and 1995.

Also included in other assets are debt securities, held to maturity and earning 10.5%. These securities have a carrying value of $200,000 and $100,000 at December 31, 1996 and 1995, respectively, and mature on September 1, 2000. Management estimates that the fair value of these securities is $200,000 at December 31, 1996.


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

As of May 1, 1994, the Company acquired EKW, a Colorado corporation and wholly-owned subsidiary of Ekwill, a California corporation ("Ekwill"), for approximately $1,150,000 by purchasing all of the outstanding capital stock of Ekwill from Ekwill's two shareholders, CO Data AG, a Swiss company, and Central Data BV, a Dutch company, neither of which is affiliated with the Company. The acquisition was financed by a short-term loan from an unaffiliated entity at an annual interest rate of 12%, and repaid in August 1994. EKW grants licenses for the operation of business consulting services (counseling in finance, accounting, bookkeeping, tax matters and profit development) to small businesses. The acquisition of EKW and Ekwill has been accounted for as a purchase and its results of operations have been included in the consolidated financial statements from the effective date of acquisition, May 1, 1994. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The allocation resulted in allocation to purchased franchise rights of approximately $681,000. The purchased franchise rights are being amortized over 10 years on a straight-line basis.


NOTE 3.    COMMON STOCK, STOCK OPTIONS, WARRANTS AND CERTAIN TRANSACTIONS

A.  Common Stock
    ------------

On December 14, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 355,500 shares of its common stock outstanding. From December 1994 through April 1995 the Company acquired 70,000 shares of Treasury Stock at an approximate cost of $246,000. On June 9, 1995 the Company sold these 70,000 shares of Treasury Stock, at $3.50 per share.

B.  Warrants
    --------

In connection with its July 1994 secondary public offering and included in the Company's Registration Statement on Form SB-2 (SEC File No. 33-78814) filed with the Securities and Exchange Commission, the Company issued to the underwriter's representatives warrants covering the purchase of an additional 125,000 shares of the Company's common stock at an exercise price of $6.16 (145% of the public offering price). Such warrants are exercisable from July 19, 1995 through July19, 1999. In addition, 50,000 warrant shares, which Norcross Securities, Inc., who is a market maker for the Company, acquired from the underwriters of the Company's initial public offering, were also included in the Registration Statement on Form SB-2 (SEC File No. 33-78814) filed by the Company in conjunction with its secondary public offering. These warrants could not be exercised for a period of twenty-four months from the date of the Offering Prospectus (July 19, 1994). After expiration of such two-year period, and for a period of twelve months (through July 19, 1997), these warrants may be exercised at a price of $4.25 (secondary offering price per share).


C.  Stock-Based Compensation Plan
    -----------------------------

The Company sponsors various stock-based compensation plans (the "Plans"), which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provision of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Under the Plans, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options not qualified under Section 422 of the Code. Awards may be granted to selected employees and directors of the Company or any subsidiary. In 1996 and 1995, the Company granted both incentive stock options and nonqualified stock options.

Employee Stock Options

In 1996, the Company granted a total of 79,000 awards in the form of incentive stock options and nonqualified stock options under the Plans. In 1995, the Company granted a total of 202,500 awards in the form of incentive stock options and nonqualified stock options under the Plans. Under the Plans, the incentive options granted have contractual terms of either 8 or 10 years and the nonqualified options have contractual terms of 5 years. The incentive options granted vest on graded schedule, 20% per year, over 5 years, beginning on the first anniversary of the date of grant. The nonqualified options vest either 100% as of the date of grant or 20% per year, over 5 year, beginning on the date of grant. All options granted have an exercise price that is equal to the fair market value of a share of common stock on the grant date.

A summary of the status of the Company's stock options as of December 31, 1996 and December 31, 1995 and the changes during the year ended on those dates is presented below:

                                                               1996                                         1995
                                          -----------------------------------------------  --------------------------------------
                                                                             Weighted                                Weighted
                                          # Shares of Underlying              Average      # Share of Underlying      Average
                                                 Options                  Exercise Prices         Options         Exercise Prices
                                          ----------------------          ---------------  ---------------------  ---------------
Outstanding at beginning of the year                  793,326                       $2.32                604,326            $2.07
Granted                                                79,000                       $2.85                202,500            $2.87
Exercised                                                   0                   n/a                        1,000            $1.64

Forfeited                                              37,500                       $3.13                 12,500            $2.76
Expired                                                     0                   n/a                            0        n/a
                                                      -------                                            -------
Outstanding at end of year                            834,826                       $2.33                793,326            $2.32
Exercisable at end of year                            647,156                       $2.14                595,826            $2.10


                                                                  1996                                    1995
                                                                --------                                --------
Weighted-average fair value of all
 options granted during the year                                  $1.54                                   $1.40


The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: dividend yield of 0% for both years; risk-free interest rates are different for each grant and range from 5.21% to 6.98%; the expected lives of options are from 2.5 to 6 years; and volatility of 50% for all grants.

The following table summarized information about stock options outstanding at ecember 31, 1996:


                    Options Outstanding                          Options Exercisable
-----------------------------------------------------------  ---------------------------
                     Number     Wgtd. Avg.                     Number
    Range of       Outstanding   Remaining     Wgtd. Avg.    Exercisable    Wgtd. Avg.
 Exercise Prices   at 12/31/96  Contr. Life  Exercise Price  at 12/31/96  Exercise Price
-----------------  -----------  -----------  --------------  -----------  --------------

$1.00 to $2.50         551,101         2.86           $1.59      470,931           $1.45
$2.51 to $4.25         283,725         4.52           $3.61      176,225           $3.97
$1.00 to $4.25         834,826         3.43           $2.28      647,156           $2.14

Non-Employee Stock Options

In 1996, the Company granted 25,000 non-qualified stock options to a non-employee of the Company. These options have a contractual term of five years and vest on a graded schedule of 20% per year, for the next 5 years, beginning on the date of grant. As of December 31, 1996, all of the stock options are outstanding with a weighted-average contractual life of 4.5 years and 5,000 of these stock options are exercisable at a weight-average price of $3.375. In 1996, the Company expensed approximately $12,398 as compensation, pursuant to the requirements of SFAS No. 123.

The fair value of $1.65 was calculated for the stock option granted to non-employees in 1996. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996: dividend yield of 0%; risk-free interest rate of 6.46.%; the expected life of the options is 4.5 years; and volatility of 50%.

Pro Forma net Loss and Net Loss Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per common share for 1996 and 1995 would approximate the pro forma amounts below:

                                       For the Year Ended December 31
                               -------------------------------------------------
                               As Reported   Pro Forma  As Reported  Pro Forma
                                   1996        1996         1995        1995
                               -----------   ---------  -----------  -----------
SFAS 123 Charge                       ----   $  71,000         ----  $    42,000
APB25 Charge                          ----        ----                      ----
Net Loss                         $(441,000)  $(512,000) $(1,029,000) $(1,017,000)
Net Loss Per Common Share           $(0.06)     $(0.07)      $(0.14)      $(0.15)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts SFAS 123 does not apply to awards prior to 1995.

NOTE 4. TRADE NOTES RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

The Company receives various notes from the sale of new franchises. These notes receivable are generally collateralized by the rights to the related franchise territory sold, and bear interest at approximately market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31, is as follows:

                                       1996         1995
                                     --------    -----------

Amounts due within one year          $  616,959   $  826,418
Amounts due after one year, net of
  allowance for uncollectible
  amounts of $1,633,092 and $855,849
  in 1996 and 1995, respectively      4,521,896    4,478,071
                                     ----------   ----------

Total notes receivable               $5,138,855   $5,304,489
                                     ==========   ==========




At December 31, 1996 and 1995, the amounts of deferred revenue from franchise sales were $2,250,299 and $2,652,057, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 1996 through 2007.


NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following method and assumptions were used in estimating fair value disclosures for financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial
Instruments:

Cash and cash equivalents - the carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values

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


                                                       DECEMBER 31, 1996              DECEMBER 31, 1995
                                                   ------------------------     ----------------------------
                                                   CARRYING                          CARRYING
                                                    AMOUNT       FAIR VALUE           AMOUNT     FAIR VALUE
                                                   --------      ----------     ---------------  -----------
Assets:
     Cash and cash equivalents                     $  1,820,167   $ 1,820,167        $3,446,166   $3,446,166
     Short term investment                            1,084,061     1,120,239         1,000,000    1,025,594
     Trade accounts receivable                          616,959       616,959           696,389      696,389
     Accounts receivable from related parties           414,343       414,343           922,945      922,945
     Accrued interest receivable                        183,272       183,272           150,748      150,748
     Trade notes receivable                           5,208,013     5,039,864         5,304,489    4,797,515
     Notes receivable from related parties            1,447,025     1,447,025           653,403      653,403
     Assets held for sale                               452,428       452,428           398,651      398,651

Liabilities:
     Trade accounts payable                           1,007,146     1,007,146           888,307      888,307
     Accounts payable to related parties                 61,490        61,490           222,227      222,227
     Accrued liabilities                              1,149,890     1,149,890         1,208,409    1,208,409
     Other payables                                      22,527        22,527            67,759       67,759
     Notes payable and capital lease obligations        893,070       893,070           528,966      475,875


NOTE 6.  PROPERTY AND EQUIPMENT

A summary of property and equipment as follows:

                                             DECEMBER 31,
                                      --------------------------
                                         1996           1995
                                      ----------      ----------
     Land                             $   57,159      $   97,159
     Building and Improvements           184,392         450,431
     Machinery and Equipment           1,530,787       1,141,512
     Furniture and Fixtures              288,864         462,244
     Vehicles                               ---            8,300
                                      ----------      ----------

                                       2,061,202       2,159,646

     Less accumulated depreciation       801,339         686,783
                                      ----------      ----------

                                      $1,259,863      $1,472,863
                                      ==========      ==========


Depreciation expense for the years ended December 31, 1996 and 1995 was $336,765 and $243,355, respectively.

NOTE 7.  INCOME TAXES

Income tax benefit for the years ended December 31, 1996 and 1995 were as follows:

                                            1996         1995
                                            ----         ----
                                                      (Restated)
         Current                          $ (32,841)  $(342,234)
         Deferred                          (125,041)   (239,707)
                                          ---------   ---------

         Total benefit                    $(157,882)  $(581,941)
                                          =========   =========

A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 1996 and 1995:

                                            1996                   1995
                                            ----                   ----
                                    Amount      Percent    Amount      Percent
                                    ------      -------    ------      -------
Federal statutory income tax rate  $(191,184)      (32%)   $(552,365)     (34%)
Valuation allowance                                  -       (29,955)     ( 2%)
Other                                 33,302         6%          379        0%
                                   ---------    -------     ---------  -------

Total tax benefit                  $(157,882)      (26%)   $(581,941)     (36%)
                                   =========   =======     =========   =======

The components of deferred income tax assets and liabilities at December 31, 1996 and 1995 were as follows:

                                                1996          1995
                                                ----          ----
                                                           (Restated)
Deferred tax liabilities:
   Accelerated depreciation and
    amortization                            $  (59,226)    $  (41,817)
   Franchise agreements                       (190,853)      (190,756)
   IRC Section 481 Adjustment
     (changes in accounting method)           (420,505)           ---
                                            ----------     ----------
Total deferred income tax liabilities         (670,584)      (232,573)

Deferred tax assets:
   Accrued expenses                             99,312         16,780
   Equity earnings from subsidiary not
    currently available                         18,607         14,029
   Net operating losses and tax credits        905,513        928,308
   Reserves                                    621,608        268,073
   Deferred fees                               142,581            ---
   Other                                         2,620            ---
                                            ----------     ----------
Total deferred tax assets                    1,790,241      1,227,189

Valuation allowance                            777,611        777,611
                                            ----------     ----------

Net deferred income tax (asset)             $  342,046     $  217,005
                                            ==========     ==========

The Company has available at December 31, 1995, unused preacquisition operating loss and alternative minimum tax carryforwards of EKW. The operating loss carryforwards expire, if not utilized, between 2004 and 2007. Approximately $109,000 of the net operating loss carryfowards expire in 2004, $215,000 in 2006 and $32,000 in 2007. The alternative minimum tax carryforward has no expiration date. These preacquisition carryforwards may be used only to offset taxable income, if any, of EKW and may not be used to offset future taxable income of any other member of the group with which EKW files a consolidated return. The amount of the preacquisition carryforwards which may be applied in any one year is limited by the Internal Revenue Code to the lesser of EKW's taxable income or $67,000. These carryovers have only been recognized for financial reporting purposes to the extent of EKW taxable temporary differences. To the extent that these carryovers exceed EKW taxable temporary differences a valuation allowance has been created.

NOTE 8.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The following notes payable and capital lease obligations were outstanding at December 31,


                                                                         1996      1995
                                                                       --------  --------

Note payable to bank at 1% over prime (10.75% at
December 31, 1995) due in monthly payments of
$1,469 through December 1999, collateralized by
land and buildings.  Note paid in full December 1996.                  $    -0-  $ 61,163

Note payable to bank at 1% over bank's base rate
(10.25% at December 31, 1995) due in 60 monthly payments
of $6,666 beginning August 1994, collateralized
by GBS assets.                                                              -0-   270,228

12.5% note payable due in monthly payments of $2,631
through June 1996 collateralized by 184,871 shares of
EKW stock.                                                                  -0-    13,467

$40,000 Bank line of credit at 6.9% interest, payable
interest only until maturity on January 31, 1996.                           -0-    31,500

7.75% mortgage loan at bank due in monthly payments of
$1,029 through November 2025, collateralized by
property in Waco, TX.                                                   142,230       -0-

9.25% mortgage loan at bank due in monthly payments of
$185.48 through November 2010, collateralized by 2/nd/
lien on property in Waco, TX.                                            17,308       -0-

7.76% note payable due in monthly payments of $429
through march 25, 1997, including interest, collateralized
by a van.                                                                 1,339     6,178

Note payable under a line of credit of $200,000, at 7%
interest.  Guaranteed by a $200,000 advertising fund
certificate of deposit.  Expires May 1997.                              150,000       -0-

Note payable to bank at 9.5% interest, due December 6, 2000,
collateralized by telephone system.                                     183,856       -0-

8% note payable to an individual, due in monthly payments of
$3,436 through March 1997.                                                9,889    43,818

10% note payable to an employee due in monthly payments
starting August 1996 for 34 months.                                      30,219    54,338

Note payable to finance company assumed in 1996 pursuant to
Aire Serv regional franchise repurchase.  $60,000 original
note balance at 10% interest dated October 1, 1994 with a
6 year term.                                                             53,354       -0-

Note payable with no interest to individual third party due
in initial payment of $4,000 in March 1997 with monthly
payments of $1,500 until paid.                                           56,409       -0-

Note payable with no interest to employee. Minimum due for
$1,000 per month beginning December 1996 with a balloon of the
remaining balance due November 2002.                                    150,000       -0-

Obligations under capital leases, interest of approximately
13.5%, due in monthly installments through December 2000.                98,466    48,274
                                                                       --------  --------
                                                                        893,070   528,966
Less current portion of notes payable and capital lease
obligations.                                                            280,689   252,289
                                                                       --------  --------

Notes Payable & capital lease obligation - long term                   $612,381  $276,677
                                                                       ========  ========

Maturities of notes payable and capital lease obligations at December 31, 1996, are as follows:

          Year Ending December 31,
          ------------------------
          1997            $280,689
          1998             126,357
          1999             124,910
          2000             111,504
          2001              28,425
          2002 and beyond  221,185
                           -------
                          $893,070
                          ========


NOTE 9.  RELATED PARTY TRANSACTIONS

The Company engages in a number of transactions with its majority stockholder, and with entities controlled by the majority stockholder ("affiliates"). The Company currently leases its principal executive and administrative facilities from the majority stockholder, under various leases expiring at various times through October 31, 2001 requiring monthly lease payments of $31,417. In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from entities controlled by its majority stockholder. The Company expensed $629,769 for these rents and services in 1996, and $618,106 in 1995.

The Company recognized income from related parties for accounting, legal and administrative services, interest income, product sales commissions and management fees totaling $812,985 in 1996 and $554,116 in 1995. In addition, from time to time, the Company and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

In 1982 and 1984, Rainbow guaranteed the repayment of approximately $1,500,000 of Mr. Donald Dwyer's personal indebtedness evidenced by industrial revenue bonds ("IRB's") in connection with Mr. Dwyer's improvements to certain real estate holdings, including the building of office facilities occupied by the Company and certain other companies. Rainbow's guaranty was released in 1995 due to Mr. Dwyer's indebtedness being paid through life insurance proceeds as discussed below.

At the time of Mr. Dwyer's death in December 1994, life insurance with a face value of approximately $1,050,000 was owned by Rainbow. Rainbow had outstanding loans against the value of the policy for $136,000 leaving a remaining balance of $914,000. Therefore, the Company recorded income from the insurance proceeds of $914,000. The Company received $50,000 of life insurance proceeds in December 1994. The remaining $864,000 proceeds of this insurance were pledged to the lender of the Industrial Revenue Bonds ("IRB's"), which were secured by Rainbow's guaranty. Therefore, because of Rainbow's guaranty, the $864,000 of remaining insurance proceeds were utilized to pay down the IRB's and also Housing Finance Revenue Bonds for which Rainbow had previously guaranteed and for which the remaining insurance proceeds were assigned for the benefit of the estate. As such, the Company in December 1994 recorded a note receivable from Mr. Dwyer's estate of $864,000. This $864,000 note was paid in full during 1995, including $34,087 of interest.

The Company, beginning June 1995, agreed to pay an independent director $2,500 per month for investment banking consulting. In addition, in August 1995 the Company entered into a consulting agreement with another independent director to provide consulting services regarding public relations, marketing and special projects for the Company. During 1996 the Company expensed approximately

$171,000 for this independent directors' services. In December 1996, the Company, along with selected related parties, agreed to convert $908,632 of related party accounts receivable and accounts receivable from affiliates to interest bearing (9.25%) notes receivable. These notes are payable in full by December 31, 2006. In total, accounts and notes receivable from related parties and officers (current and long-term) increased approximately $285,000 at December 31, 1996 when compared to December 31, 1995. In February 1995, the Company reached an agreement with the estate of the late Donald J. Dwyer, Sr. regarding resolution of the discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the $2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which ($136,000) had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded in February 1995 as an additional capital contribution and as a note receivable. The note receivable has since been classified as a reduction in stockholders' equity. During 1995 the estate paid principal and interest in the amount of $531,103 and $65,355, respectively. On December 4, 1996 the estate paid the remaining principal balance and accrued interest of $418,896 and $38,376, respectively.

NOTE 10. CONCENTRATION OF CREDIT RISK AND CONTINGENCIES FROM NOTES RECEIVABLE

The Company extends credit to individuals to purchase franchises. These individuals typically operate their franchises as an owner/manager. Generally, the loans are collateralized by the related franchise territory rights. The individual's ability to perform is dependent upon the economic condition of the franchise. In addition, Mr. Rooter, Aire Serv and Mr. Electric have entered into an agreement with SunTrust Credit ("STI") to finance franchise sales for franchise applicants who meet STI's qualifications. This financing is with recourse and STI's recourse states that, in the event of the franchisee's default, Mr. Rooter, Aire-Serv or Mr. Electric whichever is applicable, has one hundred eight days to correct the default by getting the franchisee to pay or to sell the franchise to another approved party, making the original note good, or by exchanging the note in default with a current note. If at the end of the first 180 days the default has not been corrected, the responsible company must pay to STI monthly installments specified in the defaulted franchisee's note, and all other amounts, if any, specified in the defaulted franchisee's note, until the note (principal, interest and other amounts, if any) is paid in full. During 1996 and 1995, Mr. Rooter and Aire Serv exchanged with STI several of their notes, aggregating approximately $324,000 and $261,000, respectively, for defaulted notes. In addition, approximately $24,000 and $58,000 were paid by Mr. Rooter during 1996 and 1995, respectively, to STI, representing monthly installments on behalf of franchisees. At December 31, 1996 and 1995, Rooter, Aire-Serv and Mr. Electric were contingently liable for approximately $2,431,000 and $2,749,000 respectively, relating to such notes.

In September, 1996, the Parent, Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Parent and the franchising subsidiary for such franchisee. On or about the 15/th/ day of each calendar month, the Parent will receive from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty (60) day period, then the Parent, within ten (10) days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due and Phoenix shall bill the Parent directly for amounts due and payable under such franchisee's loan agreement. At December 31, 1996, the Parent was contingently liable for approximately $29,000 relating to such notes.

NOTE 11.  EMPLOYEE BENEFIT PLANS

On July 1, 1995 the Company initiated and continues to sponsor a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. The Company did not make any contributions to the plan during 1995 or 1996. Each year the Board of Directors will determine the amount of any company contribution based upon the Company's profitability.

NOTE 12.  COMMITMENT AND CONTINGENCIES

The Company leases its facilities from the majority shareholder under month to month and non-cancelable operating leases expiring at various dates through October 31, 2000. The approximate minimum rental commitments under operating leases are as follows:

For Years Ending
----------------
     1997            $410,000
     1998             114,000
     1999             103,000
     2000              58,000
     2001              18,000
                     --------
                     $703,000
                     ========

NOTE 13.   LITIGATION

The Company and its subsidiaries are parties to various legal proceedings incidental to its normal business activities; many of which are covered by insurance. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse affect on the Company or its consolidated financial position. Management has estimated a potential range of loss due to these proceedings not to exceed $100,000.


NOTE 14.   FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, various year-end adjustments were recorded to the consolidated financial statements. The effect of these adjustments was a net decrease in total assets of $2,301,000, a net decrease in liabilities of $305,000, a net decrease in stockholder's equity and corresponding increased net loss of $1,996,000. These adjustments were primarily to increase the allowance for doubtful accounts and notes receivable, adjustments to and write downs of assets held for sale and write offs of notes receivables.


NOTE 15. PRIOR PERIOD ADJUSTMENT AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL RESULTS

In connection with the December 31, 1996 year end accounting closing and subsequent analyses performed, it was determined that an error had been made relating to the carrying value of certain nonoperating individual franchises and regional franchises held for sale at December 31, 1995. Accordingly, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 1995 to correct the error. The adjustments to these assets reduced previously reported total assets at December 31, 1995 by $571,445, reduced assets held for resale by $788,450, reduced liabilities by $58,147, reduced retained earnings by $513,298 and increased the previously reported net loss for the year ended December 31, 1995 by $513,298. The net loss per share for the year ended December 31, 1995 increased by $.07 per share.