Form 10QSB
period 1997-03-31
DWYER GROUP INC
filed 1997-05-15
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.
                                                          --------------

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________


Commission file number..........................0-15227



                             THE DWYER GROUP, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                   73-0941783
--------                                                   ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


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

           Class                             Outstanding at April 30, 1997
------------------------------               -----------------------------
Common stock, $.10 par value                          7,113,127


Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                ---     ---

                             THE DWYER GROUP, INC.

                                     Index

Part I  -  Financial Information                                        Page No.

    Item 1.  Financial Statements
    -------
             Consolidated Balance Sheets as of
             March 31, 1997 (unaudited)
             and December 31, 1996..............................         3 - 4

             Consolidated Statements of Income for the
             Three Months Ended March 31, 1997 and 1996
             (unaudited)........................................             5

             Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1997
             and 1996 (unaudited)...............................         6 - 7

             Notes to Consolidated Financial
             Statements.........................................             8

    Item 2.  Management's Discussion and Analysis of Financial
    -------    Condition and Results of Operations..............         9 - 10


 PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings................................             11
    -------

    Item 2.    Changes in Securities............................             11
    -------

    Item 3.    Defaults Upon Senior Securities..................             11
    -------

    Item 4.    Submission of Matters to a Vote of
    -------     Security Holders................................             11

    Item 5.    Other Information................................             11
    -------

    Item 6.    Exhibits and Reports on Form 8-K.................             11
    -------

                     The Dwyer Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                     ASSETS

(Unaudited)                                            March 31,    December 31,
                                                          1997          1996
                                                      ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $ 1,778,735   $ 1,820,167
  Short-term investments, held to maturity               1,084,061     1,084,061
  Marketable securities, available for sale                737,717       709,246
  Trade accounts receivable, net of allowance for
      doubtful accounts of $456,030 and $429,647,
       respectively                                        762,307       616,959
  Accounts receivable from related parties                 292,720       317,053
  Accrued interest receivable                              227,347       183,272
  Trade notes receivable, current portion                  820,509       686,117
  Inventories                                              191,119       143,794
  Prepaid expenses                                         412,853       260,947
  Federal income tax receivable                            750,729       935,443
  Notes receivable from related parties, current
   portion                                                 143,642       130,453
                                                       -----------   -----------
TOTAL CURRENT ASSETS                                     7,201,739     6,887,512

ACCOUNTS RECEIVABLE FROM
RELATED PARTIES, long term portion                          97,290        97,290

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation                               1,222,073     1,259,863

ASSETS HELD FOR SALE                                       452,428       452,428

TRADE NOTES RECEIVABLE, long-term portion,
  net of allowance for doubtful notes of $1,635,031
   and $1,633,092, respectively                          4,664,864     4,521,896

PURCHASED FRANCHISE RIGHTS, at cost less
  accumulated amortization of $451,255 and $419,124,
  respectively                                           1,145,798     1,177,929
PATENTS, TRADEMARKS AND OTHER, at cost less
  accumulated amortization of $101,907 and $96,077,
   respectively                                            174,318       173,346

NOTES RECEIVABLE FROM RELATED PARTIES,
  long term portion                                      1,267,732     1,316,572

INVESTMENT, equity method                                  381,696       389,241

NET DEFERRED TAX ASSET                                     331,384       342,046

OTHER ASSETS                                               515,369       613,955
                                                       -----------   -----------
TOTAL ASSETS                                           $17,454,691   $17,232,078
                                                       ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     The Dwyer Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (Unaudited)
                                                      March 31,    December 31,
                                                        1997          1996
                                                    ------------  -------------
CURRENT LIABILITIES:

  Trade accounts payable                            $ 1,244,442    $ 1,007,146
  Accounts payable to related parties                    78,111         61,490
  Accrued liabilities                                 1,046,033      1,149,890
  Other payables                                         27,851         22,527
  Current portion of notes payable and capital
     lease obligations                                  272,152        280,689
                                                    -----------    -----------

TOTAL CURRENT LIABILITIES                             2,668,589      2,521,742

NOTES PAYABLE & CAPITAL LEASE OBLIGATIONS
  less current portion                                  563,458        612,381

DEFERRED FRANCHISE SALES REVENUE                      2,252,132      2,250,299

FRANCHISE FUNDS HELD FOR ADVERTISING                    460,266        459,586
                                                    -----------    -----------
TOTAL LIABILITIES                                   $ 5,944,445    $ 5,844,008


STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - shares
   authorized, 500,000; outstanding, none                -----          -----
  Common stock, authorized 15,000,000 shares of
     $.10 par value; issued 7,235,552 shares at
     March 31, 1997 and December 31, 1996,
      respectively                                      723,556        723,556
  Additional paid-in capital                          8,941,029      8,941,029
  Retained earnings                                   1,901,336      1,796,836
  Unrealized gain on available for sale securities       40,446         22,770
  Treasury stock, at cost (122,425 shares at
   March 31, 1997 and December 31, 1996,
   respectively)                                        (96,121)       (96,121)
                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                           11,510,246     11,388,070
                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $17,454,691    $17,232,078
                                                    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     The Dwyer Group, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                                          1996
                                                          1997        Restated
                                                    ----------      ----------
REVENUES:
  Royalty income                                    $1,843,675      $1,734,385
  Franchise sales                                      910,205       1,097,848
  Tax services                                         352,280         333,586
  Product sales                                        165,231         250,987
  Interest                                             176,050         124,395
  Other                                                217,490         237,660
                                                    ----------      ----------
                                                     3,664,931       3,778,861

COSTS AND EXPENSES:
  Cost of product sales                                110,705         129,313
  Cost of tax services                                 316,743         279,753
  General, administrative, selling                   2,937,198       2,774,623
  Depreciation and amortization                        131,340         123,233
  Interest                                              10,613          17,707
                                                    ----------      ----------
                                                     3,506,599       3,324,629

Income before provision for  federal
 income taxes                                          158,332         454,232
Provision for federal  income taxes                     53,834         159,391
                                                    ----------      ----------

Net income                                          $  104,498      $  294,841
                                                    ==========      ==========
Income per common and dilutive share:
Income before federal income taxes                         .02             .06
Provision for federal  income taxes                   (    .01)           (.02)
                                                    ----------      ----------

Net income per share                                      $.01      $      .04
                                                    ==========      ==========
Weighted average common and dilutive common
   equivalent shares outstanding:
   Primary                                           7,231,361       7,334,381
                                                    ==========      ==========
   Fully Dilutive                                    7,280,028       7,334,381
                                                    ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     The Dwyer Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                            1997        1996
                                                         ---------   ---------
Cash Flows from Operating Activities:

Net loss                                                 $ 104,498   $ 294,842
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                          131,339     123,233
    Provision for doubtful accounts and notes
      receivable                                            33,263      18,647
    Notes receivable issued for franchise sales           (469,290)   (615,874)
    Equity in earnings of investment                         7,545      10,495
    Loss on disposal of assets held for sale                     0       5,001
   Write off of deferred revenue                                 0     (10,737)
    Unrealized gains on available for sale securities       40,446           0
    Deferred tax asset                                      10,662      58,147
Change in assets and liabilities:
    Accounts receivable                                   (181,828)   (252,897)
    Accrued interest receivable                            (44,075)    (29,337)
    Inventories                                            (47,325)    (31,279)
    Prepaid expenses                                      (151,906)    (60,967)
    Federal income tax receivable                          184,714      96,127
    Other assets                                            98,586     115,208
    Accounts payable and accrued liabilities               133,440     (87,326)
    Accounts payable/receivable related parties             40,955      34,423
    Other payables                                           5,324       5,013
    Franchisee funds held for advertising                      680      76,333
    Deferred franchise sales revenue                         1,020    (197,151)
                                                         ---------   ---------

Net cash provided by (used in) operating activities       (101,952)   (448,099)
Cash Flows from Investing Activities:
   Proceeds from sale of notes receivable                    31,100          0
   Payments received on notes receivable                    166,425    532,104
   Purchases of property and equipment                      (57,364)   (69,906)
   Payments for patents, trademarks & franchise rights       (5,025)   (12,084)
   Net change in notes and accounts receivable
        from related parties                                (24,333)  (197,049)
   Appreciation of marketable securities, available for
    sale                                                    (28,471)         0
   Acquisition of other assets                                          (6,514)
   Payments on notes receivable from related parties         35,651          0
                                                            -------   --------

Net cash used in investing activities                       117,983    246,551

The accompanying notes are an integral part of the consolidated financial statements.

                     The Dwyer Group Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                  (continued)

                                                    Three months ended March 31
                                                    ---------------------------
                                                        1997           1996
                                                    -------------  ------------
Cash Flows from Financing Activities:
   Proceeds from debt issued                                   0       274,009
   Principal payments of debt                            (57,461)     (187,897)
                                                      ----------    ----------

Net cash provided by (used in) financing
 activities                                              (57,461)       86,112
                                                      ----------    ----------

Net decrease in cash and cash equivalent                 (41,431)     (115,436)
                                                      ----------    ----------

Cash and cash equivalents, at beginning of year        1,820,167     3,446,166
                                                      ----------    ----------

Cash and cash equivalents, end of year                $1,778,736    $3,330,730
                                                      ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                     The Dwyer Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 1.   Basis of Presentations

A.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B.   Interim Disclosures
     -------------------

The information as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

C.   Reclassifications
     -----------------

Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the presentation used in the 1997 consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.


Note 2.     Summary of Significant Accounting Policies

A.  Earnings Per Common Share
    -------------------------

Earnings per share of common stock is computed by dividing net income by the weighted average number of shares and common equivalent shares outstanding during each of the periods. Earnings per share include the dilutive effect of unexercised stock options and warrants.


Statement of Financial Accounting Standards No. 128 "Earnings per Share" is required to be implemented for financial statements for interim and annual periods ending after December 15, 1997. The Financial Accounting Standards Board does not permit early application. Accordingly, the Company will implement this pronouncement for the fiscal year ending December 31, 1997.

The pro forma earnings per share amounts computed under Statement of Financial Accounting Standards No. 128 for the three months ended March 31, 1997 and March 31, 1996, respectively, are as follows:


                                    Three Months Ended
                              March 31, 1997  March 31, 1996
                              --------------  --------------

Basic earnings per share             .01             .04
                                     ===             ===
Diluted earnings per share           .01             .04
                                     ===             ===

The Dwyer Group, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Company's working capital ratio was approximately 2.7 to 1 at March 31, 1997 and December 31, 1996, respectively. In addition, the Company had working capital of approximately $4,533,000 at March 31, 1997 as compared to approximately $4,366,000 at December 31, 1996. For the remainder of fiscal 1997 management expects to fund working capital requirements primarily through operating cash flow. At March 31, 1997 and December 31, 1996, the Company had cash and cash equivalents of $1,779,000 and $1,820,000, respectively.

Net trade accounts receivable increased approximately $145,000 from December 31, 1996 to March 31, 1997. This increase can be attributed primarily to the operations of General Business Services ("GBS") which has significant billings during the tax season.

Trade notes receivable increased approximately $277,000 (5.3%) coinciding with approximately $469,000 in notes receivable issued for franchise sales for the first quarter of 1997 which were partially offset by payments received on notes receivable of $166,000 and from the sale of notes receivable of $31,000, respectively. The Company will finance a portion of franchise sales if the buyer is qualified.

Federal income tax receivable decreased $185,000 due to the receipt of approximately $131,000 in federal income tax refunds from the Internal Revenue Service and the first quarter 1997 federal income tax provision of approximately $54,000.

Prepaid expenses increased approximately $152,000 from December 31, 1996 to March 31, 1997, primarily due to annually amortizable expenditures for insurance, International Franchise Association dues and NASDAQ fees in addition to prepaid professional fees relating to the selection and installation of new accounting software.

Results of Operations
---------------------

Revenues decreased approximately $114,000 (3.0%) for the three months ended March 31, 1997 when compared to the first quarter of 1996. The decrease in revenues is mainly attributable to decreases in franchise sales of $188,000 (17.1%) and product sales of $86,000 (34.2%). These revenue decreases were partially offset by increased royalty income of approximately $109,000 (6.3%) for the three months ended March 31, 1997 when compared to the first quarter of 1996.

Mr. Rooter, GBS and Mr. Electric contributed the most significant growth in royalty income of $72,000 (10.5%), $47,000 (19.6%) and $25,000 (164.7%),
respectively, for the three months ended March 31, 1997 when compared to 1996. These royalty income increases were partially offset by a decrease in Aire Serv royalty income of approximately $43,000 (55.8%).

For the quarter ended March 31, 1997, GBS, Rainbow, Aire Serv and Mr. Electric franchise sales decreased $238,000 (47.8%), $31,000 (20.3%), $20,000 (26.8%),
and $18,000 (12.1%), respectively, when compared to 1996. These franchise sales decreases were partially offset by increases in Mr. Rooter franchise sales of approximately $67,000 (30.2%) and Mr. Appliance franchise sales of $53,000. Mr. Appliance began franchising in September 1996.

E.K.Williams and GBS produced approximately $165,000 in product sales for the three months ended March 31, 1997 compared to $251,000 for the first quarter of 1996, an $86,000 (34.2%) decrease. EKW and GBS sell products such as manual record keeping systems and forms to its franchisees and outside customers.

Interest income increased approximately $52,000 primarily due to increased interest income from related parties' notes receivable.

The Dwyer Group, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations (continued)
---------------------------------

General, administrative and selling expenses increased $163,000 (5.9%) in the first quarter of 1997 compared to the first quarter of 1996. This increase is primarily due to unanticipated increased 1996 audit costs of approximately $100,000 and $88,000 of Mr. Appliance total G&A expenses since Mr. Appliance did not begin franchising until September 1996.

As a result of the decreased revenues and increased costs, net income declined $190,000 (64.6%) in the March 31, 1997 quarter as compared to the March 31, 1996 quarter. Net income per share decreased to $.01 per share for the quarter ended March 31, 1997 compared to $.04 per share for the first quarter of 1996.

Impact of Inflation
-------------------

Inflation has not had a material impact on the operations of the Company.


Foreign Operations
------------------

The Company and its subsidiaries operate in 16 countries. Income from master licenses is recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to remove income generated from royalties.
The Company does not depend on foreign operations to have a significant impact on its cash flow. Typically, foreign franchises are sold and managed by a master licensee in that country. During the remainder of 1997, the Company may produce additional master license sales which could result in each case in a one time, lump sum payment from the master licensee to the company.



                This portion has been left intentionally blank.

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


                         The Dwyer Group, Inc.


                         By:/s/ Robert Tunmire
                            ----------------------------------
                            Robert Tunmire
                         President and Chief Executive Officer



Date:  May 14, 1997                 /s/  Robert Tunmire
       ------------                 ------------------------------------
                                    Robert Tunmire, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 14, 1997                 /s/  Stephen E. Beatty
       ------------                 ------------------------------------
                                    Stephen E. Beatty, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)