Form 10QSB/A
period 1996-03-31
DWYER GROUP INC
filed 1997-07-15
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A



(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.
                                               ---------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                               ----------------


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


           Class                                   Outstanding at April 30, 1996
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


                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                (UNAUDITED)  DECEMBER 31,
                                                                 MARCH 31,      1995
                                                                   1996     RESTATED NOTE 4
                                                                ----------- ---------------
       CURRENT ASSETS:
        Cash and cash equivalents                               $ 3,330,730   $ 3,446,166
        Short-term investments                                    1,000,000     1,000,000
        Trade accounts receivable, net of allowance for
            doubtful accounts of $543,338 and $491,613,
            respectively                                            934,124       696,389
        Accounts receivable from related parties                  1,026,069       825,029
        Accrued interest receivable                                 180,085       150,748
        Trade notes receivable, current portion                     507,950       826,418
        Inventories                                                 168,007       136,728
        Prepaid expenses                                            209,821       148,854
        Federal income tax receivable                               275,362       646,641
                                                                -----------   -----------
       TOTAL CURRENT ASSETS                                       7,632,148     7,876,973

       ACCOUNTS RECEIVABLE FROM
       RELATED PARTIES, long term portion                            97,916        97,916

       PROPERTY AND EQUIPMENT, at cost less
         accumulated depreciation                                 1,467,447     1,472,863

       ASSETS HELD FOR SALE                                         164,975       398,651

       TRADE NOTES RECEIVABLE, long-term portion,
         net of allowance for doubtful notes of $859,334 and
         $855,849,  respectively                                  5,024,410     4,478,071

       PURCHASED FRANCHISE RIGHTS, at cost less
         accumulated amortization of $369,198 and $331,466,
         respectively                                             1,299,786     1,306,456

       PATENTS AND TRADEMARKS, at cost less
         accumulated amortization of $27,177 and $24,150,           117,155       139,160
         respectively

       NOTES RECEIVABLE FROM RELATED PARTIES                        649,412       653,403

       INVESTMENT, equity method                                    418,379       428,423

       NET DEFFERED TAX ASSET                                       217,005       217,005

       OTHER ASSETS                                                 301,575       199,778
                                                                -----------   -----------

       TOTAL ASSETS                                             $17,390,208   $17,268,699
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

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        (UNAUDITED)
                                                                         MARCH 31,     DECEMBER 31, 1995
                                                                               1996     RESTATED NOTE 4
                                                                       ------------    -----------------

       CURRENT LIABILITIES:

          Trade accounts payable                                       $   834,982           $   883,307
          Accounts payable to related parties                              256,650               222,227
          Accrued liabilities                                            1,169,409             1,208,409
          Other payables                                                    72,772                67,759
          Current portion of notes payable and capital
            lease obligations                                              226,141               252,289
                                                                       -----------           -----------

       TOTAL CURRENT LIABILITIES                                         2,559,954             2,633,991

       NOTES PAYABLE, less current portion                                 388,937               276,677

       DEFERRED FRANCHISE SALES REVENUE                                  2,364,169             2,652,057

       FRANCHISE FUNDS HELD FOR ADVERTISING                                394,780               318,447
                                                                       -----------           -----------
       TOTAL LIABILITIES                                                 5,707,840             5,881,172

       STOCKHOLDERS' EQUITY:
          Preferred stock, $1 par value - shares authorized,                     -                     -
            500,000; outstanding, none
          Common stock, authorized 15,000,000 shares of
            $.10 par value; issued 7,235,552 shares at
            March 31, 1996 and December 31, 1995, respectively             723,556               723,556
          Additional paid-in capital                                     8,941,029             8,941,029
          Retained earnings                                              2,532,800             2,237,959
          Note receivable from shareholder                                (418,896)             (418,896)
          Treasury stock, at cost (122,425 shares at March 31, 1996
            and December 31, 1995, respectively)                           (96,121)              (96,121)
                                                                       -----------           -----------

       TOTAL STOCKHOLDERS' EQUITY                                       11,682,368            11,387,527
                                                                       -----------           -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $17,390,208           $17,268,699
                                                                       ===========           ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                             THREE MONTHS ENDED MARCH 31,

                                                      1996           1995
                                                ----------     ----------

REVENUES:
  Royalty income                                $1,734,385     $1,436,108
  Franchise sales                                1,097,848      1,350,868
  Tax services                                     333,586        325,574
  Product sales                                    250,987        181,950
  Interest and other, net                          362,055        309,367
                                                ----------     ----------
                                                 3,778,861      3,603,867

COSTS AND EXPENSES:
  Cost of product sales                            129,313         69,768
  Cost of tax services                             279,753        368,449
  General, administrative, selling               2,774,623      2,404,196
  Depreciation and amortization                    123,233         96,438
  Interest                                          17,707         26,334
                                                ----------     ----------
                                                 3,324,629      2,965,185

Income before provision for federal
  income taxes                                     454,232        638,682
Provision for federal income taxes                 159,391        210,903
                                                ----------     ----------

Net income                                      $  294,841     $  427,779
                                                ==========     ==========


Income per common and dilutive share:
  Income before federal income taxes            $      .06            .09
  Provision for federal income taxes                  (.02)          (.03)
                                                ----------     ----------

Net income per share                            $      .04     $      .06
                                                ==========     ==========

Weighted average common and dilutive common
 equivalent shares outstanding                   7,456,806      7,468,119
                                                ==========     ==========




   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                    1996            1995
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $ 294,841       $ 427,779
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                122,144          88,082
    Provision for doubtful accounts and notes
      receivable                                                  18,647        (163,531)
    Notes receivable written off                                  78,961         159,494
    Income recognized from sales previously deferred            (340,486)       (343,659)
    Sales of franchises for installment notes receivable        (613,746)       (736,695)
    Payments received on notes receivable                        529,017         595,144
    Sales of  franchises on which revenues were deferred          55,685         322,561
    Equity in earnings of investment                              10,495           1,740
    Other                                                          5,001          19,041
    Change in assets and liabilities:
    Accounts receivable                                         (252,897)        (48,344)
    Accrued interest receivable                                  (29,337)        (20,051)
    Inventories                                                  (31,279)        (19,131)
    Prepaid expenses                                             (60,967)       (195,360)
    Federal income tax receivable                                371,279               -
    Other assets                                                (101,797)              -
    Deferred tax asset and liability                                   -          63,476
    Accounts payable and accrued liabilities                    (141,664)       (305,948)
    Accounts payable to related parties                           34,423               -
    Income tax payable                                                 -        (162,848)
    Other payables                                                 5,014          (2,483)
    Franchisee funds held for advertising                         76,333          10,702
                                                              ----------      ----------

Net cash provided by (used in) operating activities               29,667        (310,031)
                                                              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                            (69,906)       (200,053)
  Payments for patents and trademarks                            (12,084)          4,877
  Net change in notes and accounts receivable
    from related parties                                        (197,049)       (218,167)
  Acquisition of equity investment                                (6,514)              -
  Acquisition of assets held for sale                                  -          70,333
  Payments on notes receivable other                                   -           3,680
                                                              ----------      ----------
    Net cash used in investing activities                       (285,553)       (339,330)


   The accompanying notes are an integral part of the consolidated financial statements

                     THE DWYER GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (CONTINUED)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       1996               1995
                                                                  ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from debt issued                                        274,009                  -
   Principal payments of debt                                      (133,559)           (47,572)
   Purchase of treasury stock                                             -           (171,906)
                                                                 ----------         ----------

       Net cash provided by (used in) financing activities          140,450           (219,478)
                                                                 ----------         ----------

Net decrease in cash and cash equivalents                          (115,436)          (868,839)
                                                                 ----------         ----------

Cash and cash equivalents, at beginning of year                   3,446,166          4,819,795
                                                                 ----------         ----------

Cash and cash equivalents, at March 31                           $3,330,730         $3,950,956
                                                                 ==========         ==========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES:
   Additions to notes receivable from sales of
     assets held for sale                                        $  228,000                  -




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

       NOTE 4. PRIOR PERIOD ADJUSTMENT AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL RESULTS

       In connection with the December 31, 1996 year end accounting closing and subsequent analyses performed, it was determined that an error had been made relating to the carrying value of certain nonoperating individual franchises and regional franchises held for sale at December 31, 1995 and at March 31, 1996. Accordingly, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 1995 to correct the error. The adjustments to these assets reduced previously reported total assets at December 31, 1995 by $571,445, reduced assets held for resale by $788,450, reduced liabilities by $58,147, reduced retained earnings by $513,298 and increased the previously reported net loss for the year ended December 31, 1995 by $513,298. The net loss per share for the year ended December 31, 1995 increased by $.07 per share.

       The Company has amended its previously issued March 31, 1996 10-QSB to incorporate the restated consolidated balance sheet for the year ended December 31, 1995 and to correct the Company's previously reported consolidated financial statements for the quarter ended March 31, 1996 and to correct the aforementioned error, which also applied to the carrying values of certain nonoperating franchises held for sale during fiscal 1996.

       The effect of the adjustments relating to the activities and results for the quarter ended March 31, 1996 (subsequent to the restated balance sheet adjustments at December 31, 1995, as stated in the first paragraph above) reduced previously reported assets by $148,688, reduced liabilities by $126,632 and reduced previously reported net income for the quarter ended March 31, 1996 by $22,056. The net income per share for the quarter ended March 31, 1996 remained $.04 per share as previously reported.

       THE DWYER GROUP, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The Company's working capital ratio was approximately 3.0 to 1 at March 31, 1996, and December 31, 1995, respectively. In addition, the Company had working capital of approximately $5,072,000 at March 31, 1996 as compared to approximately $5,243,000 at December 31, 1995. For the remainder of fiscal 1996 management expects to fund working capital requirements primarily through operating cash flow. At March 31, 1996 and December 31, 1995, the Company had cash and cash equivalents of $3,331,000 and $3,446,000, respectively.

       Net trade accounts receivable increased approximately $238,000 from December 31, 1995 to March 31, 1996. $173,000 of the increase can be attributed to the operations of General Business Services ("GBS") which has significant billings during the tax season.

       Trade notes receivable increased approximately $228,000 (4.3%) coinciding with approximately $1,100,000 in franchise sales for the first quarter of 1996. The Company will finance a portion of franchise sales if the buyer is qualified.

       Federal income tax receivable decreased $371,000 due to the receipt of approximately $212,000 in federal income tax refunds from the Internal Revenue Service and the first quarter 1996 federal income tax provision of approximately $159,000.

       Accounts receivable from related parties increased $201,000, whereas accounts payable to related parties increased $34,000. This net $167,000 related party receivable increase relates to shared expenses and administrative fees billed to related parties by the Company during the first quarter of 1996.

       RESULTS OF OPERATIONS
       ---------------------

       Revenues increased approximately $175,000 (4.9%) for the three months ended March 31, 1996 when compared to the first quarter of 1995. The increase in revenues is mainly attributable to increases in: royalty income of $298,000 (20.8%); product sales of $69,000 (37.9%); and
       interest and other income of $53,000 (17.0%). These revenue increases were partially offset by decreased franchise sales of approximately $253,000 (18.8%) for the three months ended March 31, 1996 when compared to the first quarter of 1995.

       Mr. Rooter contributed the most significant growth with approximately $235,000 (52.3%) in increased royalty revenue for the three months ended March 31, 1996 when compared to 1995. Aire Serv and Mr. Electric produced royalty income increases of $37,000 (91.4%) and $14,000 (2,014.0%), respectively.

       For the quarter ended March 31, 1996, Mr. Electric and Rainbow produced franchise sales increases of $73,000 (94.1%), and $20,000 (15.3%), respectively, when compared to 1995. These franchise sales increases were partially offset by decreases in GBS, Mr. Rooter and Aire Serv franchise sales of approximately $273,000 (35.4%), $60,000 (21.2%) and $14,000
       (15.2%), respectively.


       E.K.Williams and GBS produced approximately $251,000 in product sales for the three months ended March 31, 1996 when compared to $182,000 for the first quarter of 1995, a $69,000 (58.8%) increase. EKW and GBS sell products such as manual record keeping systems and forms to their franchisees and outside customers.

       Interest and other revenues increased approximately $53,000 primarily due to increased corporate administrative fees charged to related parties.

       THE DWYER GROUP, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

       RESULTS OF OPERATIONS (CONTINUED)
       ---------------------------------

       General, administrative and selling expenses increased $370,000 (15.4%) in the first quarter of 1996 compared to the first quarter of 1995. This increase is primarily due to: $210,000 of additional employee costs in the first quarter of 1996 as a result of the 1995 restructuring of the administrative, franchise sales and franchise management departments of the operating subsidiaries, and the 1995 creation of several new corporate departments: $142,000 of additional notes receivable bad debt expense and $36,000 of increased convention expenses regarding the Company's annual convention to occur in Las Vegas in August 1996.

       Cost of tax services decreased $89,000 (24.1%) for the first quarter of 1996 compared to the same 1995 period. This is a positive result when compared to the corresponding $8,000 (2.5%) increase in tax service revenues for the same periods and reflects the Company's cost cutting program initiated during the fourth quarter of 1995.

       The excess of the expense increase over the revenue increase in the March 31, 1996 quarter as compared to the March 31, 1995 quarter resulted in a $133,000 (31.1%) decline in net income. Net income per share decreased to $.04 per share for the quarter ended March 31, 1996 compared to $.06 per share for the first quarter of 1995.

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

                            The Dwyer Group, Inc.


                            By:\s\Robert Tunmire
                               -----------------
                               Robert Tunmire
                               President and Chief
                               Executive Officer





  Date:     July 14, 1997                  \s\  Robert Tunmire
            -------------                  --------------------------------
                                           Robert Tunmire, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




  Date:     July 14, 1997                  \s\  Stephen E. Beatty
            -------------                  --------------------------------
                                           Stephen E. Beatty, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)