Form 10QSB/A
period 1996-06-30
DWYER GROUP INC
filed 1997-07-16
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A



(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________



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

           Class                                   Outstanding at July 31, 1996
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
  ------

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                             DECEMBER 31,
                                                                (UNAUDITED)      1995
                                                                 JUNE 30,      RESTATED
                                                                   1996         NOTE 4
                                                                -----------  ------------
       CURRENT ASSETS:
        Cash and cash equivalents                               $ 3,118,189   $ 3,446,166
        Short-term investments                                    1,000,000     1,000,000
        Trade accounts receivable, net of allowance for
            doubtful accounts of $566,874 and $491,613,
            respectively                                            724,981       696,389
        Accounts receivable from related parties                    862,994       825,029
        Accrued interest receivable                                 211,739       150,748
        Trade notes receivable, current portion                     916,873       826,418
        Inventories                                                 164,740       136,728
        Prepaid expenses                                            308,978       148,854
        Federal income tax receivable                               150,754       646,641
                                                                -----------   -----------
       TOTAL CURRENT ASSETS                                       7,459,248     7,876,973

       ACCOUNTS RECEIVABLE FROM
       RELATED PARTIES, long term portion                            95,416        97,916

       PROPERTY AND EQUIPMENT, at cost less
         accumulated depreciation                                 1,522,033     1,472,863

       ASSETS HELD FOR SALE                                         121,565       398,651

       TRADE NOTES RECEIVABLE, long-term portion,
         net of allowance for doubtful notes of $919,271 and
         $855,849,  respectively                                  4,859,526     4,478,071

       PURCHASED FRANCHISE RIGHTS, at cost less
         accumulated amortization of $406,930 and $331,466,
         respectively                                             1,262,054     1,306,456

       PATENTS AND TRADEMARKS, at cost less
         accumulated amortization of $28,914 and $24,150,
         respectively                                               141,903       139,160

       NOTES RECEIVABLE FROM RELATED PARTIES                        649,412       653,403

       INVESTMENT, equity method                                    391,599       428,423

       NET DEFERRED TAX ASSET                                       217,005       217,005

       OTHER ASSETS                                                 252,902       199,778
                                                                -----------   -----------
       TOTAL ASSETS                                             $16,972,663   $17,268,699
                                                                ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    DECEMBER 31,
                                                                       (UNAUDITED)      1995
                                                                        JUNE 30,      RESTATED
                                                                          1996         NOTE 4
                                                                      ------------  -------------

       CURRENT LIABILITIES:

          Trade accounts payable                                      $   821,424    $   883,307
          Accounts payable to related parties                              46,300        222,227
          Accrued liabilities                                           1,089,798      1,208,409
          Other payables                                                   47,523         67,759
          Current portion of notes payable and capital
            lease obligations                                             128,282        252,289
                                                                      -----------    -----------

       TOTAL CURRENT LIABILITIES                                        2,133,327      2,633,991

       NOTES PAYABLE, less current portion                                261,478        276,677

       DEFERRED FRANCHISE SALES REVENUE                                 2,394,051      2,652,057

       FRANCHISE FUNDS HELD FOR ADVERTISING                               259,550        318,447
                                                                      -----------    -----------

       TOTAL LIABILITIES                                                5,048,406      5,881,172

       STOCKHOLDERS' EQUITY:
          Preferred stock, $1 par value - shares authorized,
            500,000; outstanding, none                                          -              -
          Common stock, authorized 15,000,000 shares of
            $.10 par value; issued 7,235,552 shares at
            June 30, 1996 and December 31, 1995, respectively             723,556        723,556
          Additional paid-in capital                                    8,941,029      8,941,029
          Retained earnings                                             2,774,689      2,237,959
          Note receivable from shareholder                               (418,896)      (418,896)
          Treasury stock, at cost (122,425 shares at June 30, 1996
            and December 31, 1995, respectively)                          (96,121)       (96,121)
                                                                      -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                      11,924,257     11,387,527
                                                                      -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $16,972,663    $17,268,699
                                                                      ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                        SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                           1996            1995          1996          1995
                                                     -----------------  -----------  ------------  ------------

REVENUES:
  Royalty income                                           $3,560,281    3,130,097    $1,825,895    $1,693,989
  Franchise sales                                           2,180,718    2,495,364     1,082,870     1,144,496
  Tax services                                                528,188      502,230       194,602       200,658
  Product sales                                               448,001      340,807       197,014       122,354
  Interest and other, net                                     640,597      604,757       279,056       307,891
                                                           ----------   ----------    ----------    ----------
                                                            7,357,785    7,073,255     3,579,437    $3,469,388

COSTS AND EXPENSES:
  Cost of product sales                                       247,832      128,903       117,771        59,134
  Cost of tax services                                        521,682      713,649       241,928       347,320
  General, administrative, selling                          5,484,272    5,116,174     2,710,911     2,691,025
  Depreciation and amortization                               254,365      190,124       131,133       102,042
  Interest                                                     28,904       27,286        11,197        11,430
                                                           ----------   ----------    ----------    ----------
                                                            6,537,055    6,176,136     3,212,940     3,210,951

Income before provision for  federal income taxes             820,730      897,119       366,497       258,437
Provision for federal  income taxes                           284,000      269,136       124,609        58,233
                                                           ----------   ----------    ----------    ----------

Net income                                                 $  536,730   $  627,983    $  241,888       200,204
                                                           ==========   ==========    ==========    ==========


Income per common and dilutive share:
Income before federal income taxes                          $     .11    $     .12    $      .05    $      .04
Provision for federal  income taxes                              (.04)        (.04)         (.02)         (.01)
                                                           ----------   ----------    ----------    ----------

Net income per share                                       $      .07   $      .08    $      .03    $      .03
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

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                     1996          1995
                                                                  ----------    ----------
       CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                 $  536,730    $  627,984
         Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                             253,276       190,124
           Provision for doubtful accounts and notes
             receivable                                              181,927      (110,783)
           Notes receivable written off                              170,047       303,037
           Income recognized from sales previously deferred         (394,594)      (46,812)
           Sales of franchises for installment notes receivable   (1,230,792)   (1,343,889)
           Payments received on notes receivable                     661,954       706,678
           Sales of franchises on which revenues were deferred       136,589        71,871
           Equity in earnings of investment                           36,824        29,456
       Change in assets and liabilities:
           Accounts receivable                                       (28,592)       35,321
           Accrued interest receivable                               (60,991)       31,238
           Inventories                                               (28,012)      (17,183)
           Prepaid expenses                                         (160,124)     (217,269)
           Federal income tax receivable                             495,887          -
           Other assets                                              (53,124)     (205,523)
           Deferred tax asset and liability                             -           61,618
           Accounts payable and accrued liabilities                 (234,832)     (221,538)
           Accounts payable to related parties                      (175,927)         -
           Income tax payable                                           -         (333,915)
           Other payables                                            (20,236)       (3,811)
           Loss on disposal of assets held for sale                    5,001          -
           Franchisee funds held for advertising                     (58,897)      132,169
                                                                   ---------    ----------
       Net cash provided by (used in) operating activities            32,114      (311,227)
                                                                   ---------    ----------

       CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property and equipment                        (210,097)     (251,587)
         Payments for patents and trademarks                         (38,569)      (20,071)
         Net change in notes and accounts receivable
           from related parties                                      (31,474)     (262,618)
         Acquisition of assets held for sale                         (37,983)     (690,584)
         Proceeds from disposal of assets held for sale               42,900          -
         Franchise resale liabilities                                   -          447,077
         Purchase franchise rights                                      -           19,651
                                                                   ---------    ----------
       Net cash provided by (used in) investing activities          (275,223)     (758,132)
                                                                   ---------    ----------


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
       CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from debt issued                                  330,118           -
          Principal payments of debt                                (414,986)       (87,097)
          Sale of treasury stock                                        -            55,590
          Sale of stock                                                 -               100
                                                                  ----------     ----------
              Net cash provided by (used in) financing activities    (84,868)       (31,407)
                                                                  ----------     ----------

       Net decrease in cash and cash equivalents                    (327,977)    (1,100,766)

       Cash and cash equivalents, at beginning of year             3,446,166      4,819,795
                                                                  ----------     ----------

       Cash and cash equivalents, at June 30                      $3,118,189     $3,719,029
                                                                  ==========     ==========

       Supplemental schedule of non cash investing activities:

       Additions to notes receivable from sales of assets held    $  253,000           -
        for sale


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

 C.  INTERIM DISCLOSURES
     -------------------

 The information as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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


 NOTE 4.   PRIOR PERIOD ADJUSTMENT AND RESTATEMENT OF PREVIOUSLY ISSUED
           RESULTS


 In connection with the December 31, 1996 year end accounting closing and subsequent analyses performed, it was determined that an error had been made relating to the carrying value of certain nonoperating individual franchises and regional franchises held for sale at December 31, 1995 and at June 30, 1996. Accordingly, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 1995 to correct the error. The adjustments to these assets reduced previously reported total assets at December 31, 1995 by $571,445, reduced assets held for resale by $788,450, reduced liabilities by $58,147, reduced retained earnings by $513,298 and increased the previously reported net loss for the year ended December 31, 1995 by $513,298. The net loss per share for the year ended December 31, 1995 increased by $.07 per share.

 The Company has amended its previously issued June 30, 1996 10-QSB to incorporate the restated consolidated balance sheet for the year ended December 31, 1995 and to correct the Company's previously reported consolidated financial statements for the quarter and six months ended June 30, 1996 and to correct the aforementioned error, which also applied to the carrying values of certain nonoperating franchises held for sale during fiscal 1996.

 The effect of the adjustments relating to the activities and results for the quarter ended June 30, 1996 (subsequent to the restated balance sheet adjustments at December 31, 1995, as stated in the first paragraph above) reduced previously reported assets by $80,313, reduced liabilities by $12,000 and reduced previously reported net income for the quarter ended June 30, 1996 by $68,313. The net income per share for the quarter ended June 30, 1996 decreased by $.01 per share.

 In total, the effect of these adjustments for the six months ended June 30, 1996 (subsequent to the restated balance sheet adjustments December 31, 1995, as stated in the first paragraph above) reduced previously reported assets by $229,001, reduced liabilities by $138,632 and reduced previously reported net income by $90,369. The net income per share for the six months ended June 30, 1996 decreased by $.01 per share.

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 The Company's working capital ratio was approximately 3.5 to 1 at June 30, 1996 as compared to 3.0 to 1 at December 31, 1995. In addition, the Company had working capital of approximately $5,326,000 at June 30, 1996 as compared to approximately $5,243,000 at December 31, 1995. For the remainder of fiscal 1996 management expects to fund working capital requirements primarily through operating cash flow. At June 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $3,118,000 and $3,446,000, respectively.

 Net trade accounts receivable increased approximately $29,000 from December 31, 1995 to June 30, 1996. Allowance for doubtful accounts increased approximately $75,000 from December 31,1995, to June 30, 1996.

 Trade notes receivable increased approximately $472,000 (8.9%) coinciding with approximately $2,100,000 in franchise sales for the first six months of 1996. The Company will finance a portion of franchise sales if the buyer is qualified.

 Federal income tax receivable decreased $496,000 due to the receipt of approximately $212,000 in federal income tax refunds from the Internal Revenue Service and the federal income tax provision of approximately $284,000 for the six months ended June 30, 1996.

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

 RESULTS OF OPERATIONS
 ---------------------

 For the six months ended June 30, 1996, compared to the six months ended June
 -----------------------------------------------------------------------------
 30, 1995.
 ---------

 Total revenues increased $285,000 (4.0%) to $7,358,000 for the six months ended June 30, 1996, from revenues of $7,073,000 for the six months ended June 30, 1995. The increase in revenues is mainly attributable to increases in royalty income of $430,000 (13.7%) and product sales of $107,000 (31.5%). These increases were partially offset by a decrease in franchise sales of $315,000 (12.6%) for the six months ended June 30, 1996, when compared to the first six months of 1995.

 Royalty income of Mr. Rooter accounted for $270,000 (28.8% increase) of the total $430,000 increase in royalty income for the six months ended June 30, 1996, as compared to the first six months of 1995. Aire Serv, Mr. Electric, Rainbow, and GBS/EKW continued to grow throughout the six months ended June 30, 1996, and contributed approximately $71,000 (91.4% increase), $35,000 (952.2% increase), $26,000 (2.4% increase), and $30,000 (3.0% increase), respectively, in increased royalty income when compared to the same period in 1995.

 For the six months ended June 30, 1996, Mr. Rooter produced increased franchise sales of $363,000 (100.3%) when compared to the same period in 1995. In addition, Rainbow and Mr. Electric produced franchise sales increases of $61,000 (30.1%) and $33,000 (16.0%), respectively for the same time period. These franchise sales increases were offset by franchise sales decreases in GBS of $477,000 (36.2%) and Aire Serv of $295,000 (72.5%). The GBS decrease in franchise sales is attributable to the strategic decision by the Company to minimize the sale of GBS regional franchises during 1996. Whereas the decline in Aire Serv franchise sales is

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

 Costs and expenses increased $361,000 (5.8%) to $6,537,000 for the six months ended June 30, 1996, from $6,176,000 for the first six months of 1995. The major contributors to these increased expenses: is the increased employee costs as a result of the 1995 restructuring of the administrative, franchise sales, and franchise management functions of the operating subsidiaries and the 1995 creation of several new corporate departments; and increased accounts and notes receivable bad debt expense.

 For the six months ended June 30, 1996, the Company achieved net income of $537,000 or 7 cents per share as compared to $628,000 or 8 cents per share for the six months ended June 30, 1995. Income before federal income taxes for the first six months of 1996, decreased to $821,000 or 11 cents per share from $897,000 or 12 cents per share for the first six months of 1995, an 8.5% decrease.


 For the three months ended June 30, 1996, compared to the three months ended
 ----------------------------------------------------------------------------
 June 30, 1995.
 --------------

 Revenues increased approximately $110,000 (3.2%) for the quarter ended June 30, 1996, when compared to the second quarter of 1995. The increase in revenues is mainly attributable to increases in royalty income of $132,000 (7.8%) and product sales of $75,000 (61.0%). These revenue increases were partially offset by decreased franchise sales of approximately $62,000 (5.4%) and decreased interest and other income of approximately $29,000 (9.4%).

 Rainbow, Mr. Rooter, Aire Serv, Mr. Electric and GBS/EKW produced royalty income increases of $41,000 (6.9%), $35,000 (7.1%), $34,000 (91.4%), $20,000
 (694.8%), and $19,000 (3.5%), respectively.

 For the quarter ended June 30, 1996, when compared to the second quarter of 1995, Aire Serv, GBS and Mr. Electric reported franchise sales decreases of $282,000 (88.7%), $204,000 (37.3%), and $40,000 (30,7%), respectively. These franchise sales decreases were partially offset by franchise sales increases from Mr. Rooter of $422,000 (530.1%) and from Rainbow of $41,000 (57.0%).

 Costs and expenses increased approximately $2,000 (.1%) in the second quarter of 1996 compared to the second quarter of 1995. This decrease is primarily due to a downsizing of employees at General Tax Services, a wholly-owned subsidiary of GBS, and the nonrecurring losses recognized during the second quarter of 1995 relating the repurchase of several Aire Serv franchises. These decreases were offset by increased employee costs as a result of the 1995 creation of several corporate departments and additional bad debt expense relating the write off of the costs to repurchase certain franchises.

 Income before provision for federal income taxes increased approximately $108,000 (41.9%) for the quarter ended June 30, 1996 to $366,000 as compared to $258,000 for the same period in 1995. Net income increased approximately $42,000 (20.9%) for the quarter ended June 30, 1996 as compared to the same period in 1995.

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



 Date:  July 15, 1997               \s\  Robert Tunmire
        --------------              ---------------------------------
                                    Robert Tunmire, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



 Date:  July 15, 1997               \s\  Stephen E. Beatty
        --------------              ---------------------------------
                                    Stephen E. Beatty, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)