Form 10QSB/A
period 1996-09-30
DWYER GROUP INC
filed 1997-07-17
CIK 797502

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

    Item 3.  Defaults Upon Senior Securities.................................................13
    ------

    Item 4.  Submission of Matters to a Vote of Security Holders.............................13
    ------

    Item 5.  Other Information...............................................................13
    ------

    Item 6.  Exhibits and Reports on Form 8-K................................................13
    ------


                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                              (UNAUDITED)    DECEMBER 31,
                                                                            SEPTEMBER 30,       1995
                                                                                1996       RESTATED NOTE 4
                                                                            -------------  ---------------
       CURRENT ASSETS:
        Cash and cash equivalents                                             $ 1,337,662    $ 3,446,166
        Short-term investments                                                  1,084,061      1,000,000
        Marketable securities                                                     686,182            ---
        Trade accounts receivable, net of allowance for
            doubtful accounts of $443,462 and $491,613, respectively              709,487        696,389
        Accounts receivable from related parties                                  200,119        825,029
        Accrued interest receivable                                               161,388        150,748
        Trade notes receivable, current portion                                   813,035        826,418
        Inventories                                                               160,440        136,728
        Prepaid expenses                                                          774,814        148,854
        Federal income tax receivable                                             157,863        646,641
        Notes receivable from related parties, current portion                    445,285            ---
                                                                              -----------    -----------

       TOTAL CURRENT ASSETS                                                     6,530,336      7,876,973
       ACCOUNTS RECEIVABLE FROM
       RELATED PARTIES, long term portion                                         895,891         97,916

       PROPERTY AND EQUIPMENT, at cost less
         accumulated depreciation                                               1,236,520      1,472,863

       ASSETS HELD FOR SALE                                                       340,249        398,651

       TRADE NOTES RECEIVABLE, long-term portion,
         net of allowance for doubtful notes of $894,730 and
         $855,849,  respectively                                                4,835,039      4,478,071

       PURCHASED FRANCHISE RIGHTS, at cost less
         accumulated amortization of $444,662 and $331,466, respectively        1,225,604      1,306,456

       PATENTS AND TRADEMARKS, at cost less
         accumulated amortization of $31,585 and $24,150,
         respectively                                                             149,815        139,160

       NOTES RECEIVABLE FROM RELATED PARTIES,
          long term portion                                                       371,687        653,403

       INVESTMENT, equity method                                                  389,793        428,423

       NET DEFERRED TAX ASSET                                                     722,853        217,005

       OTHER ASSETS                                                               282,100        199,778
                                                                              -----------    -----------
       TOTAL ASSETS                                                           $16,979,887    $17,268,699
                                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              (UNAUDITED)   DECEMBER 31,
                                                                            SEPTEMBER 30,       1995
                                                                                1996       RESTATED NOTE 4
                                                                           --------------  ---------------

       CURRENT LIABILITIES:

          Trade accounts payable                                             $   998,702    $   883,307
          Accounts payable to related parties                                     49,798        222,227
          Accrued liabilities                                                    831,466      1,208,409
          Other payables                                                          69,544         67,759
          Current portion of notes payable and capital
            lease obligations                                                    117,027        252,289
                                                                             -----------    -----------

       TOTAL CURRENT LIABILITIES                                               2,066,537      2,633,991

       NOTES PAYABLE, less current portion                                       441,028        276,677

       DEFERRED FRANCHISE SALES REVENUE                                        2,398,607      2,652,057

       FRANCHISE FUNDS HELD FOR ADVERTISING                                      206,386        318,447
                                                                             -----------    -----------

       TOTAL LIABILITIES                                                       5,112,558      5,881,172

       STOCKHOLDERS' EQUITY:
          Preferred stock, $1 par value - shares authorized,
            500,000; outstanding, none                                               ---            ---
          Common stock, authorized 15,000,000 shares of
            $.10 par value; issued 7,235,552 shares at
            September 30, 1996 and December 31, 1995, respectively               723,556        723,556
          Additional paid-in capital                                           8,941,029      8,941,029
          Retained earnings                                                    2,684,029      2,237,959
          Note receivable from shareholder                                      (418,896)      (418,896)
          Unrealized gain in value of marketable securities                       33,732            ---
          Treasury stock, at cost (122,425 shares at September 30, 1996
            and December 31, 1995, respectively)                                 (96,121)       (96,121)
                                                                             -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                             11,867,329     11,387,527
                                                                             -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $16,979,887    $17,268,699
                                                                             ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                      NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,

                                                              1996             1995               1996              1995
                                                        -----------     -----------          ----------      -----------

REVENUES:
  Royalty income                                        $ 5,338,842     $ 4,831,476          $1,778,561        1,725,462
  Franchise sales                                         3,004,973       3,838,783             824,256        1,343,419
  Tax services                                              649,461         607,462             121,273          105,232
  Product sales                                             604,817         515,733             156,816          174,926
  Interest and other, net                                 1,171,172         839,187             551,910          210,347
                                                        -----------     -----------          ----------        ---------
                                                         10,769,265      10,632,641           3,432,816        3,559,386

COSTS AND EXPENSES:
  Cost of product sales                                     324,925         178,578              77,093           49,675
  Cost of tax services                                      704,833         987,872             183,151          274,223
  General, administrative, selling                        8,604,015       8,073,991           3,123,902        2,957,817
  Depreciation and amortization                             385,117         283,529             130,750           93,405
  Interest                                                   53,978          38,076              42,252           10,790
                                                        -----------     -----------          ----------       ----------
                                                         10,072,868       9,562,046           3,557,148        3,385,910

Income (Loss) before provision for federal income taxes     696,397       1,070,595            (124,332)         173,476
Provision (benefit) for federal income taxes                250,327         299,765             (33,672)          30,629
                                                        -----------     -----------          ----------       ----------

Net income (Loss)                                       $   446,070     $   770,830          $  (90,660)      $  142,847
                                                        ===========     ===========          ==========       ==========

Income (Loss) per common and dilutive share:
Income (Loss) before federal income taxes                     $ .09           $ .14               $(.02)           $ .02
Provision (benefit) for federal  income taxes                   .03             .04                (.01)              -
                                                              -----           -----               -----            -----

Net income (Loss) per share                                   $ .06           $ .10               $(.01)           $ .02
                                                              =====           =====               =====            =====
Weighted average common and dilutive common
   equivalent shares outstanding:
    Primary                                               7,333,765       7,487,643           7,331,964        7,485,390
                                                          =========       =========           =========        =========
    Fully Dilutive                                        7,347,910       7,492,960           7,331,964        7,485,390
                                                          =========       =========           =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------

                                                                     1996        1995
                                                                 --------    --------
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                   $446,070    $770,830
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                             384,028     283,529
        Provision for doubtful accounts and notes
          receivable                                              158,135    (130,423)
        Notes receivable written off                              254,697     367,488
        Income recognized from sales previously deferred         (453,420)        ---
        Sales of franchises for installment notes receivable   (1,287,184) (2,078,723)
        Payments received on notes receivable                     689,603     873,152
        Sales of notes receivable                                     ---     134,376
        Cash received on deferred sales                           238,098      27,539
        Equity in earnings of investment                           38,630      48,137
        Gain on sale of property                                  (52,729)        ---
        Loss on disposal of assets held for sale                    5,751         ---
    Change in assets and liabilities:
        Accounts receivable                                        20,382     105,561
        Accrued interest receivable                               (10,640)        ---
        Inventories                                               (23,712)    (10,071)
        Prepaid expenses                                         (625,960)   (127,888)
        Notes receivable other                                        ---       7,295
        Other assets                                              (82,322)   (100,849)
        Deferred tax asset and liability                          140,797      61,618
        Accounts payable and accrued liabilities                 (315,886)    (57,278)
        Accounts payable to related parties                      (172,429)        ---
        Income tax payable                                       (157,863)   (370,271)
        Other payables                                            (74,326)     (4,902)
        Franchisee funds held for advertising                    (112,061)     (8,693)
                                                              ----------- -----------

    Net cash (used in) operating activities                      (992,341)   (209,573)

    CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                        (275,517)   (341,353)
      Payments for patents and trademarks                         (49,153)    (24,161)
      Proceeds from sales of property & equipment                 318,035       3,790
      Net change in notes and accounts receivable
        from related parties                                     (336,634) (1,325,568)
      Net (acquisition) of assets held for sale                   (37,983)   (444,251)
      Purchase franchise rights                                       ---      19,651
      Purchase of marketable securities
        and short term investments                               (770,243)        ---
                                                              ----------- -----------
    Net cash (used in) investing activities                    (1,151,495) (2,111,892)



   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------

                                                            1996           1995
                                                            ----           ----
       CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from debt issued                      379,209            ---
          Additional paid in capital                         ---        950,000
          Proceeds from redemption of stock options          ---          1,640
          Principal payments of debt                    (343,877)       (93,638)
          Purchase of treasury stock                         ---       (189,410)
          Sale of treasury stock                             ---        245,861
                                                      ----------    -----------

             Net cash provided by (used in) financing
              activities                                  35,332        914,453

       Net decrease in cash and cash equivalents      (2,108,504)    (1,407,012)

       Cash and cash equivalents, at beginning of year 3,446,166      4,819,795
                                                      ----------    -----------

       Cash and cash equivalents, at September 30     $1,337,662    $ 3,412,783
                                                      ==========    ===========

       Supplemental schedule of non cash investing activities:

       Additions to notes receivable from sales of
        assets held for sale                          $  293,000


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


 NOTE 4. PRIOR PERIOD ADJUSTMENT AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL RESULTS


 In connection with the December 31, 1996 year end accounting closing and subsequent analyses performed, it was determined that an error had been made relating to the carrying value of certain nonoperating individual franchises and regional franchises held for sale at December 31, 1995 and at September 30, 1996. Accordingly, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 1995 to correct the error. The adjustments to these assets reduced previously reported total assets at December 31, 1995 by $571,445, reduced assets held for resale by $788,450, reduced liabilities by $58,147, reduced retained earnings by $513,298 and increased the previously reported net loss for the year ended December 31, 1995 by $513,298. The net loss per share for the year ended December 31, 1995 increased by $.07 per share.

 The Company has amended its previously issued September 30, 1996 10-QSB to incorporate the restated consolidated balance sheet for the year ended December 31, 1995 and to correct the Company's previously issued consolidated financial statements for the quarter and nine months ended September 30, 1996 for the aforementioned error, (which also applied to the carrying values of certain nonoperating franchises held for sale during fiscal 1996) and to report: adjusted vacation and legal accruals; the discounted value of a 0% interest note receivable; and the assumption of a residence in Waco, Texas and related mortgage note payable.

 The effect of the adjustments relating to the activities and results for the quarter ended September 30, 1996 (subsequent to the restated balance sheet adjustments at December 31, 1995, as stated in the first paragraph above) increased previously reported assets by $60,365, increased liabilities by $281,994 and reduced previously reported net income for the quarter ended September 30, 1996 by $221,629. The net income per share for the quarter ended September 30, 1996 decreased from $.02 per share to a net loss per share of $.01.

 In total, the effect of these adjustments for the nine months ended September 30, 1996 (subsequent to the restated balance sheet adjustments at December 31, 1995, as stated in the first paragraph above) reduced previously reported assets by $168,636, increased liabilities by $143,362 and reduced previously reported net income by $311,997. The net income per share for the nine months ended September 30, 1996 decreased by $.04 per share.

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 The Company's working capital ratio was approximately 3.2 to 1 at September 30, 1996 as compared to 3.0 to 1 at December 31, 1995. In addition, the Company had working capital of approximately $4,464,000 at September 30, 1996 as compared to approximately $5,243,000 at December 31, 1995. For the remainder of fiscal 1996 management expects to fund working capital requirements primarily through operating cash flow. At September 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $1,338,000 and $3,446,000, respectively. The decrease in cash and cash equivalents since December 31, 1995, is primarily attributable to payments of approximately: $479,000 of 1996 estimated federal income taxes to the I.R.S; $653,000 to purchase marketable securities; and $623,000 of prepaid expenses.

 Trade notes receivable increased approximately $344,000 (6.5%) coinciding with approximately $3,100,000 in franchise sales for the first nine months of 1996. The Company will finance a portion of franchise sales if the buyer is qualified.

 Federal income tax receivable decreased approximately $489,000 primarily due to the receipt of approximately $212,000 in federal income tax refunds from the Internal Revenue Service and due to the federal income tax provision for the nine months ended September 30, 1996.

 Accounts receivable from related parties increased $173,000, whereas accounts payable to related parties decreased $172,000. Related party receivables comprise shared expenses and administrative fees billed to related parties by the Company during the first nine months of 1996.

 The $723,000 net deferred asset is primarily a result of the recording of deferred income tax liabilities in conjunction with an I.R.S. Code Section 481 adjustment related to an accounting method change for tax purposes and deferred tax assets relating to net operating losses and tax credits.


 RESULTS OF OPERATIONS
 ---------------------

 For the nine months ended September 30, 1996, compared to the nine months ended
 -------------------------------------------------------------------------------
 September 30, 1995.
 -------------------

 Total revenues increased $137,000 (1.3%) to $10,769,000 for the nine months ended September 30, 1996, from revenues of $10,633,000 for the nine months ended September 30, 1995. The increase in revenues is mainly attributable to increases in royalty income of $507,000 (10.5%), interest and other revenues of $332,000 (39.6%), and product sales of $89,000 (17.3%). These increases were partially offset by a decrease in franchise sales of $834,000 (21.7%) for the nine months ended September 30, 1996, when compared to the first nine months of 1995.

 Royalty income of Mr. Rooter accounted for $382,000 (25.9% increase) of the total $507,000 increase in royalty income for the nine months ended September 30, 1996, as compared to the first nine months of 1995. Aire Serv, Mr. Electric, and GBS/EKW continued to grow throughout the nine months ended September 30, 1996, and contributed approximately $45,000 (29.5% increase), $67,000 (796.6% increase), and $35,000 (2.5% increase), respectively, in increased royalty income when compared to the same period in 1995.

 For the nine months ended September 30, 1996, Mr. Rooter produced increased franchise sales of $125,000 (20.0%) when compared to the same period in 1995. This franchise sales increase was offset by franchise sales decreases in GBS of $542,000 (29.2%), Aire Serv of $314,000 (62.3%), Mr. Electric of $163,000
 (30.8%) and Rainbow of $61,000 (18.6%). The GBS decrease in franchise sales is attributable to the strategic decision by the Company to minimize the sale of GBS regional franchises during 1996. Whereas the decline in Aire Serv, Mr. Electric and Rainbow franchise sales is primarily attributable to the reassessment and

 THE DWYER GROUP, INC. AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

 The $332,000 (39.6%) increase in interest and other revenues is primarily attributable to a $100,000 loss on the sale of an asset recorded for the nine months ended September 30, 1995, compared to a $52,000 gain on the sale of an asset recorded for the nine months ended September 30, 1996. In addition, charges to related parties increased approximately $143,000 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995.

 Costs and expenses increased $511,000 (5.3%) to $10,073,000 for the nine months ended September 30, 1996, from $9,562,000 for the first nine months of 1995. The major contributors to these increased expenses is: the increased employee costs as a result of the 1995 restructuring of the administrative, franchise sales, and franchise management functions of the operating subsidiaries and the 1995 creation of several new corporate departments and increased accounts and note receivable bad debt expense, partially offset by $114,000 lower commission expenses due to decreased franchise sales.

 Income before federal income taxes for the first nine months of 1996, decreased to $696,000 from $1,071,000 for the first nine months of 1995, a 35.0% decrease. For the nine months ended September 30, 1996, the Company achieved net income of $446,000 or 6 cents per share as compared to $771,000 or 10 cents per share for the nine months ended September 30, 1995. The Company is using an effective tax rate of 36% for 1996 compared to 28% for 1995.

 For the three months ended September 30, 1996, compared to the three months
 ---------------------------------------------------------------------------
 ended September 30, 1995.
 -------------------------

 Revenues decreased approximately $127,000 (3.6%) for the quarter ended September 30, 1996, when compared to the third quarter of 1995. The decrease in revenues is mainly attributable to a decrease in franchise sales of $519,000 (38.6%). This franchise sales decrease was partially offset by increased other income of approximately $342,000 (162.4%) and increased royalty income of approximately $53,000 (3.1%).

 For the third quarter ended September 30, 1996, when compared to the third quarter of 1995, Aire Serv, GBS, Rooter and Mr. Electric reported franchise sales decreases of $19,200 (19.7%), $65,000 (12.1%), $238,000 (91.2%), and
 $197,000 (60.8%), respectively. Whereas the decline in Aire Serv, Mr. Electric and Rainbow franchise sales is primarily attributable to the reassessment and resulting realignment of the franchise sales process changing the emphasis in the franchisee selection process to a more qualified franchise candidate, which ultimately should result in a more successful franchise organization.

 Costs and expenses increased approximately $171,000 (15.1%) in the third quarter of 1996 compared to the third quarter of 1995. This increase is primarily due to increased bad debt expenses relating to franchises repurchased and/or cancelled by the Company and the establishment of a vacation accrual in conjunction with a change in the Company's employee vacation policy.

 Income before provision for federal income taxes decreased approximately $298,000 (171.7%) for the quarter ended September 30, 1996 to a loss of $124,000 as compared to income before FIT of $173,000 for the same period in 1995. Net income decreased approximately $234,000 (163.5%) to a loss of $91,000 or 1 cent a share for the quarter ended September 30, 1996.

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



 Date:  July 17, 1997                /s/    Robert Tunmire
      -------------------            ---------------------------------
                                     Robert Tunmire, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



 Date:  July 17, 1997                /s/    Stephen E. Beatty
      -------------------            ---------------------------------
                                     Stephen E. Beatty, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)