Form 10QSB
period 1997-06-30
DWYER GROUP INC
filed 1997-08-14
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
                                                         -------------


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________



COMMISSION FILE NUMBER.......................................0-15227



                              THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                            73-0941783
--------                                                            ----------
State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                  1010 N. University Parks Dr., Waco, TX 76707
                  --------------------------------------------
              (Address and zip code of principal executive offices)


                                 (817) 745-2400
                                 --------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                   Outstanding at July 31, 1997
-------------------------------                     ----------------------------
 Common stock, $.10 par value                                          6,775,427


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No X
                                                                   ---    ---

                                          THE DWYER GROUP, INC.

                                                  INDEX




PART I  -  FINANCIAL INFORMATION                                        PAGE NO.

     Item 1.   Financial Statements
     ------
               Condensed Consolidated Balance Sheets as of June 30, 1997
               (unaudited) and December 31, 1996...........................   3

               Consolidated Statement of Income for the Three Months Ended
               June 30, 1997 and 1996 (unaudited)..........................   4

               Consolidated Statements of Income for the Six Months
               Ended June 30, 1997 and 1996 (unaudited)....................   5

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996 (unaudited).........   6

               Notes to Condensed Consolidated Financial Statements........ 7-8

     Item 2.  Management's Discussion and Analysis of Financial
     ------    Condition and Results of Operations.........................8-10


Part II  -  OTHER INFORMATION

     Item 1.   Legal Proceedings...........................................  11
     ------

     Item 2.   Changes in Securities.......................................  11
     ------

     Item 3.   Defaults Upon Senior Securities.............................  11
     ------

     Item 4.   Submission of Matters to a Vote of Security Holders.........  11
     ------

     Item 5.   Other Information...........................................  11
     ------

     Item 6.   Exhibits and Reports on Form 8-K............................  11
     ------

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


   ASSETS
                                                                            JUNE 30, 1997            DECEMBER 31, 1996
                                                                            -------------            -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 1,596,943                $ 1,820,167
  Short-term investments, held to maturity                                     1,084,061                  1,084,061
  Marketable securities, available for sale                                    1,107,793                    709,246
  Trade accounts receivable, net of allowance for
      doubtful accounts of $422,169 and $429,647, respectively                   599,837                    616,959
  Accounts receivable from related parties                                       438,431                    317,053
  Accrued interest receivable                                                    269,733                    183,272
  Trade notes receivable, current portion                                        718,468                    686,117
  Inventories                                                                    235,212                    143,794
  Prepaid expenses                                                               397,462                    260,947
  Federal income tax receivable                                                  676,742                    935,443
  Notes receivable from related parties, current portion                         136,339                    130,453
                                                                             -----------                -----------
     Total current assets                                                      7,261,021                  6,887,512


Property and equipment, net                                                    1,152,634                  1,259,863
Notes and accounts receivable from related parties                             1,340,533                  1,413,862
Assets held for sale                                                             454,740                    452,428
Trade notes receivable, net of allowance for doubtful
  notes of $995,972 and $1,633,092, respectively                               4,274,790                  4,521,896
Purchased franchise rights, net                                                1,113,654                  1,177,929
Investment, equity method                                                        388,796                    389,241
Net deferred tax asset                                                           291,322                    342,046
Other assets                                                                     659,917                    787,301
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $16,937,407                $17,232,078
                                                                             ===========                ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                    $   753,262                $ 1,007,146
  Accounts payable to related parties                                             60,477                     61,490
  Accrued liabilities                                                          1,294,479                  1,172,417
  Current portion of notes payable and capital lease obligations                 234,533                    280,689
                                                                             -----------                -----------
     Total current liabilities                                                 2,342,751                  2,521,742

Long-term debt, less current portion                                             363,386                    612,381
Deferred franchise sales revenue                                               1,905,266                  2,250,299
Franchise funds held for advertising                                             601,674                    459,586

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                                      -                          -
  Common stock                                                                   723,556                    723,556
  Additional paid-in capital                                                   8,941,029                  8,941,029
  Retained earnings                                                            2,037,263                  1,796,836
  Unrealized gain on available-for-sale securities                               118,603                     22,770
  Treasury stock, at cost                                                        (96,121)                   (96,121)
                                                                             -----------                -----------
     Total stockholders' equity                                               11,724,300                 11,388,070
                                                                             -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $16,937,407                $17,232,078
                                                                             ===========                ===========

     See notes to condensed consolidated financial statements (unaudited).

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                 JUNE 30, 1997     JUNE 30, 1996
                                                 -------------     -------------
REVENUES:
     Royalties                                    $ 1,938,315        $1,825,895
     Franchise fees                                   498,462         1,082,870
     Tax services                                     212,712           194,602
     Product sales                                    160,673           197,014
     Interest                                         175,790           128,561
     Other                                            424,772           150,495
                                                  -----------        ----------
         Total revenues                             3,410,724         3,579,437

COSTS AND EXPENSES:
     Costs of product sales                            90,654           117,771
     Cost of tax services                             205,364           241,928
     General, administrative and selling            2,754,886         2,710,911
     Depreciation and amortization                    136,954           131,133
     Interest                                          12,499            11,197
                                                  -----------        ----------
         Total costs and expenses                   3,200,357         3,212,940

Income before income taxes                            210,367           366,497
Income tax expense                                     74,439           124,609
                                                  -----------        ----------
Net income                                        $   135,928        $  241,888
                                                  ===========        ==========


Per share data:
     Income before income tax expense             $       .03        $      .05
     Income tax expense                                   .01               .02
                                                  -----------        ----------
     Net income                                   $       .02        $      .03
                                                  ===========        ==========

Weighted average common and dilutive common
 equivalent shares outstanding:
     Primary                                        6,854,352         7,371,983
                                                  ===========        ==========
     Fully dilutive                                 6,893,652         7,387,935
                                                  ===========        ==========

See notes to condensed consolidated financial statements (unaudited).

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                 JUNE 30, 1997     JUNE 30, 1996
                                                 -------------     -------------
REVENUES:
     Royalties                                    $ 3,781,990        $3,560,281
     Franchise fees                                 1,408,667         2,180,718
     Tax services                                     564,992           528,188
     Product sales                                    325,904           448,001
     Interest                                         351,840           253,179
     Other                                            642,262           387,418
                                                  -----------        ----------
         Total revenues                             7,075,655         7,357,785

COSTS AND EXPENSES:
     Costs of product sales                           201,359           247,832
     Cost of tax services                             522,107           521,682
     General, administrative and selling            5,692,084         5,484,272
     Depreciation and amortization                    268,294           254,365
     Interest                                          23,112            28,904
                                                  -----------        ----------
         Total costs and expenses                   6,706,956         6,537,055

Income before income taxes                            368,699           820,730
Income tax expense                                    128,273           284,000
                                                  -----------        ----------
Net income                                        $   240,426        $  536,730
                                                  ===========        ==========


Per share data:
     Income before income tax expense             $       .05        $      .11
     Income tax expense                                   .02               .04
                                                  -----------        ----------
     Net income                                   $       .03        $      .07
                                                  ===========        ==========

Weighted average common and dilutive common
        equivalent shares outstanding:
     Primary                                        6,891,434         7,334,666
                                                  ===========        ==========
     Fully dilutive                                 6,940,101         7,335,882
                                                  ===========        ==========

See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                           JUNE 30,1997   JUNE 30,1996
                                                           ------------   ------------
Operating activities:
     Net income for the period                             $   240,426    $   536,730
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                          268,294        253,276
        Change in reserve for doubtful receivables            (275,487)       181,927
        Notes receivable issued for franchise sales           (367,987)    (1,060,745)
        Net change in deferred franchise sales                (398,003)      (258,005)
        Unrealized gain on marketable securities               118,603              -
        Change in deferred tax asset                            50,724              -
        Other adjustments                                        2,861         41,825
    Changes in assets and liabilities:
        Accounts and interest receivable                      (196,295)       (89,583)
        Accounts receivable / payable, related parties          40,955       (175,927)
        Inventories                                            (91,418)       (28,012)
        Prepaid expenses and other current assets             (136,515)      (160,124)
        Federal income tax receivable                          258,701        495,887
        Accounts payable and accrued liabilities              (131,822)      (255,068)
        Franchise funds held for advertising                   142,088        (58,897)
        Other assets                                           124,095        (53,124)
                                                           -----------    -----------

    Net cash used in operating activities                     (350,780)      (629,840)
                                                           -----------    -----------

Investing activities:
    Proceeds from sale of notes receivable                     217,556              -
    Collections on notes receivable                            270,566        661,954
    Purchases of property and equipment                        (71,780)      (210,097)
    Payments for intangible assets                             (12,865)       (76,552)
    Net change in receivables from related parties              43,893        (31,474)
    Purchase of marketable securities                         (250,000)             -
    Proceeds from sale of assets                                 3,000         42,900
    Appreciation of available-for-sale securities                    -
    Payments on notes receivable from related parties           72,337              -
                                                           -----------    -----------

    Net cash provided by investing activities                  272,707        386,731
                                                           -----------    -----------

Financing activities:
    Proceeds from debt issued                                        -        330,118
    Payments on borrowings                                    (145,151)      (414,986)
                                                           -----------    -----------

    Net cash provided by (used in) financing activities       (145,151)       (84,868)
                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents          (223,224)      (327,977)

Cash and cash equivalents, beginning of period               1,820,167      3,446,166
                                                           -----------    -----------

Cash and cash equivalents, end of period                   $ 1,596,943    $ 3,118,189
                                                           ===========    ===========


See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1. Organization

The Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internationally through franchising. The consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned Subsidiaries (the "Company") which include the following:

     . Rainbow International Carpet Dyeing and Cleaning Co. ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services.

     . Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R).

     . General Business Services, Inc. ("GBS") is a franchisor of business management service to small businesses. Such business management services include, among others, business counseling, tax counseling, accounting services and products, financial counseling and personnel services.

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


Note 2. Basis of Presentation

A. PRINCIPLES OF CONSOLIDATION
   ---------------------------

The accompanying consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B. INTERIM DISCLOSURES
   -------------------

The information as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

The results of operations for the six months ended June 30, 1997 and the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

C. RECLASSIFICATIONS
   -----------------

Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the presentation used in the 1997 consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.


Note 3. Summary of Significant Accounting Policies

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


Note 4. Related Party Transactions

As of June 1, 1993, The Dwyer Group, Inc., a Delaware corporation (the "Company"), Rainbow International Carpet Dyeing and Cleaning Co., a Texas corporation ("Rainbow"), Pride Venture Capital, Inc., a Texas corporation doing business under the name General Business Services ("GBS"), and Mr. Donald J. Dwyer, Sr. ("Mr. Dwyer") entered into that certain Agreement and Plan of Reorganization and Share Exchange, dated as of June 1, 1993 (the "Reorganization Agreement"), pursuant to which Mr. Dwyer was issued shares of the Company's common stock, $.20 par value per share, in exchange for all of the outstanding stock of Rainbow and GBS (the "Exchange") and GBS and Rainbow became wholly owned subsidiaries of the Company.

Pursuant to the Reorganization Agreement and the Exchange, Mr. Dwyer was issued 8,071,110 shares of Common Stock, of which 680,600 shares were to be placed in escrow pursuant to the Reorganization Agreement until GBS met certain earnings requirements. Subsequent to such issuance, the Company effected a one for two reverse stock split such that Mr. Dwyer's common stock, par value after split of $.10 per share ("Common Stock"), issued in the Exchange became 4,035,555 shares of Common Stock, of which 340,300 shares (the "Escrow Shares") were issued (evidenced by Certificate No. 509 dated June 14, 1993) and were to be placed in escrow until GBS achieved certain earnings targets as contemplated by the Reorganization Agreement. However, the material definitive terms of the escrow were never resolved.

Mr. Dwyer is now deceased and his spouse, Theresa Dwyer, and his son, Donald J. Dwyer, Jr., have been duly appointed and qualified and are serving as the personal representatives of Mr. Dwyer's Estate (the "Estate") and the Dwyer Family Trust (the "Trust"). In lieu of the escrow arrangement contemplated by the Reorganization Agreement, and in order to more accurately represent the intent of the parties, the Company and personal representatives of Mr. Dwyer, the Estate and the Trust, have entered into an Agreement relating to the Escrow Shares, to be effective as of June 1, 1993 (the "Agreement").

The Board of Directors of the Company formed the GBS Exchange Committee comprised of its three outside directors to negotiate and approve the terms of the Agreement on behalf of the Company and to determine whether the earnings targets have been met. Upon approval of such committee on July 10, 1997, the Company and such personal representatives signed the Agreement to be effective as of June 1, 1993.

The Agreement provides for the cancellation of the Escrow Shares and such shares have been returned to the authorized but unissued shares of the Company's Common Stock as of June 1, 1993. Pursuant to the Agreement, 340,300 new shares of Common Stock (the "Contingent Shares") have been reserved by the Company's Board of Directors out of the Company's authorized but unissued Common Stock and may subsequently be issued to the successors and assigns of Mr. Dwyer if certain earnings targets are achieved by GBS or if GBS is sold to a third party in certain transactions as provided in the Agreement.

As of June 30, 1997, after giving effect to the cancellation of the Escrow Shares, the Company had 6,775,427 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
----------
Operations
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital ratio was approximately 3.1 to 1 at June 30, 1997 as compared to 2.7 to 1 at December 31, 1996. In addition, the Company had working capital of approximately $4,918,000 at June 30, 1997 as compared to approximately $4,366,000 at December 31, 1996. For the remainder of fiscal 1997 management expects to fund working capital requirements primarily through operating cash flow. At June 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of approximately $1,600,000 and $1,800,000, respectively, and short term investments and marketable securities of approximately $2,200,000 and $1,800,000, respectively.

Trade notes receivable decreased approximately $215,000 (4.1%) the first six months of 1997. This decrease is primarily due to the write-off of approximately $520,000 of notes receivable that were deferred. The Company will finance a portion of franchise sales if the buyer is qualified.

Federal income tax receivable decreased $259,000 due to the receipt of approximately $131,000 in federal income tax refunds and due to the income tax provision of approximately $128,000 for the six months ended June 30, 1997.

Accounts receivable from related parties increased $121,000, whereas accounts payable to related parties decreased $1,000. Related party receivables relate to shared expenses and administrative fees billed to related parties by the Company.


RESULTS OF OPERATIONS
---------------------

For the six months ended June 30, 1997, compared to the six months ended June
-----------------------------------------------------------------------------
30, 1996.
---------

Total revenues decreased $282,000 (3.8%) to $7,076,000 for the six months ended June 30, 1997, from revenues of $7,358,000 for the six months ended June 30, 1996. The decrease in revenues is mainly attributable to decreases in franchise sales of $772,000 (35.4%) and product sales of $122,000 (27.3%). These decreases were partially offset by increased royalty income of approximately $222,000 (6.2%), increased interest income of approximately $99,000 (39.0%) and increased other income of approximately $255,000 (65.8%) for the six months ended June 30, 1997, when compared to the first six months of 1996.

Mr. Rooter and Mr. Electric contributed the most significant growth in royalty income of $281,000 (23.4%) and $54,000 (142.2%), respectively, for the six months ended June 30, 1997 when compared to 1996. These royalty income increases were partially offset by decreases in Aire Serv, E.K. Williams and Rainbow royalty income of approximately $65,000 (43.4%), $40,000 (8.1%) and $32,000
(2.9%), respectively.

For the six months ended June 30, 1997, GBS, Mr. Rooter, Rainbow, and Aire Serv franchise sales decreased $655,000 (78.0%), $309,000 (42.6%), $94,000 (35.6%),
and $51,000 (45.8%), respectively, when compared to 1996. These franchise sales decreases were partially offset by increases in Mr. Electric franchise sales of approximately $111,000 (46.5%), E.K. Williams franchise sales of $90,000 and Mr. Appliance franchise sales of $136,000. E.K. Williams began franchising in January 1997 and Mr. Appliance in September 1996.

E.K.Williams and GBS produced approximately $326,000 in product sales for the six months ended June 30, 1997 compared to $448,000 for the first six months of 1996, a $122,000 (27.2%) decrease. EKW and GBS sell products such as manual record keeping systems and forms to its franchisees and outside customers.

Interest income increased approximately $99,000 primarily due to increased interest income from related parties' notes receivable. Other income increased approximately $255,000 primarily due to increased administrative and management service fees to related parties of approximately $81,000 and the addition of $177,000 of revenues from the National Accounts program, which the Company began in September 1996.

Costs and expenses increased $170,000 (2.6%) to $6,707,000 for the six months ended June 30, 1997, from $6,537,000 for the first six months of 1996. The major contributors to these increased expenses are: costs and expenses associated with Mr. Appliance

Corp. and the Company's National Accounts program, both of which began operating in the third quarter of 1996; increased audit and legal fees; and increased regional director commissions associated with the increased royalty income. These increased expenses were partially offset by a decrease in the provision for bad debts.

For the six months ended June 30, 1997, the Company achieved net income of $240,000 or 3 cents per share as compared to $537,000 or 7 cents per share for the six months ended June 30, 1996. Income before federal income taxes for the first six months of 1997, decreased to $369,000 or 5 cents per share from $821,000 or 11 cents per share for the first six months of 1996, a 5.5% decrease.

For the three months ended June 30, 1997, compared to the three months ended
----------------------------------------------------------------------------
June 30, 1996.
--------------

Revenues decreased approximately $169,000 (4.7%) for the quarter ended June 30, 1997, when compared to the second quarter of 1996. The decrease in revenues is mainly attributable to decreases in franchise sales of $584,000 (54.0%) and product sales of $36,000 (18.5%). These revenue decreases were partially offset by increased royalty income of approximately $112,000 (6.2%) and increased other income of approximately $274,000 (182.3%).

Mr. Rooter and Mr. Electric produced royalty income increases of $210,000 (40.2%) and $30,000 (127.8%), respectively.

For the quarter ended June 30, 1997, when compared to the second quarter of 1996, GBS, Mr. Rooter, Rainbow and Aire Serv reported franchise sales decreases of $417,000 (121.9%), $376,000 (74.8%), $63,000 (56.1%) and $30,000 (85.9%),
respectively. These franchise sales decreases were partially offset by franchise sales increases from Mr. Electric, E.K. Williams and Mr. Appliance of $130,000 (145.6%), $90,000 and $83,000, respectively. Mr. Appliance began franchising in September 1996 and E.K. Williams in January 1997.

Costs and expenses decreased approximately $13,000 (.4%) in the second quarter of 1997 compared to the second quarter of 1996. This decrease is primarily a result of a decrease in the provision for bad debts related to notes receivable which was offset by: increased costs and expenses associated with Mr. Appliance Corp. and the Company's National Accounts program, both of which began operating in the third quarter of 1996; increased audit and legal fees; increased regional director commissions associated with the increased royalty income; and increased postage expense relating to a new franchise sales marketing plan.

Income before provision for federal income taxes decreased approximately $156,000 (42.6%) for the quarter ended June 30, 1997 to $210,000 as compared to $366,000 for the same period in 1996. Net income decreased approximately $106,000 (43.8%) for the quarter ended June 30, 1997 as compared to the same period in 1996.


IMPACT OF INFLATION
-------------------

Inflation has not had a material impact on the operations of the Company.


FOREIGN OPERATIONS
------------------

The Company and its subsidiaries operate in 16 countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Income from master licenses is recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to remove income generated from royalties. The Company does not depend on foreign operations, and such operations do not have a significant impact on its cash flow. During the remainder of 1997, the Company may produce additional master license sales which could result in each case in a one time, lump sum payment from the master licensee to the Company.

                                     PART II
                                OTHER INFORMATION


THE DWYER GROUP, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         NONE


--------------------------------------------------------------------------------
ITEM 2 - CHANGES IN SECURITIES
--------------------------------------------------------------------------------

         (a)  NONE

         (b)  Not applicable.

--------------------------------------------------------------------------------
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
ITEM 5 - OTHER INFORMATION
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      NONE


         (b)      Reports on Form 8-K

                         Filed June 3, 1997 - Reported the change in the Registrant's independent public accountants from Coopers & Lybrand L.L.P. to BDO Seidman LLP as approved by the Registrant's Audit Committee on May 27, 1997.

                         Form 8K/A Amendment No. 1 filed July 3, 1997 - Amended report or Form 8-K filed June 3, 1997 to include Registrant's position on matters of internal control structure and its operation as reviewed by the Registrant subsequent to June 3, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The Dwyer Group, Inc.


                              By: /s/ Robert Tunmire
                                 ---------------------
                                  Robert Tunmire
                              President and Chief Executive Officer





Date:    August 14, 1997                  /s/  Robert Tunmire
    -----------------------               ------------------------------------
                                          Robert Tunmire, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:    August 14, 1997                  /s/  Thomas J. Buckley
     ----------------------               ------------------------------------
                                          Thomas J. Buckley, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)