Form 10QSB
period 1997-11-06
DWYER GROUP INC
filed 1997-11-06
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.
                                                    -------------------


__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________



COMMISSION FILE NUMBER             0-15227



                             THE DWYER GROUP, INC.
-------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware                                                        73-0941783
--------                                                        ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)




                 1010 N. University Parks Dr., Waco, TX  76707
                 ---------------------------------------------
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)


                                (817)  745-2400
                                ---------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


 ------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X    No
                                                                  -       -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



           Class                                Outstanding at October 31, 1997
------------------------------                  -------------------------------
Common stock, $.10 par value                                          6,775,427




TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes       No  X
                                                                ---      ---

                             THE DWYER GROUP, INC.

                                     INDEX


PART I  -  FINANCIAL INFORMATION                                        PAGE NO.

  Item 1.   Financial Statements
  -------
            Condensed Consolidated Balance Sheets
            as of September 30, 1997 (unaudited)
            and December 31, 1996.............................................3

            Consolidated Statements of Income for
            the Three Months Ended September 30, 1997
            and 1996 (unaudited)..............................................4

            Consolidated Statements of Income for
            the Nine Months Ended September 30, 1997
            and 1996 (unaudited)..............................................5

            Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            September 30, 1997 and 1996 (unaudited)...........................6

            Notes to Condensed Consolidated Financial
            Statements.................................................. 7 -  8

  Item 2.   Management's Discussion and Analysis of Financial
  -------
             Condition and Results of Operations........................ 8 - 10


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................10 - 11
  -------

  Item 2.   Changes in Securities...................................... 10 - 11
  -------

  Item 3.   Defaults Upon Senior Securities.............................10 - 11
  -------

  Item 4.   Submission of Matters to a Vote of Security Holders.........10 - 11
  -------

  Item 5.   Other Information...........................................10 - 11
  -------

  Item 6.   Exhibits and Reports on Form 8-K............................10 - 11
  -------

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                                          September 30, 1997     December 31, 1996
                                                                          ------------------     -----------------
  ASSETS
Current assets:
  Cash and cash equivalents.............................................    $   954,376           $ 1,820,167
  Short-term investments, held-to-maturity..............................      1,166,373             1,084,061
  Marketable securities, available-for-sale.............................      1,153,011               709,246
  Trade accounts receivable, net of allowance for doubtful
  accounts of $369,509 and $429,647, respectively.......................        653,323               616,959
  Accounts receivable from related parties..............................        414,229               317,053
  Accrued interest receivable...........................................        223,602               183,272
  Trade notes receivable, current portion...............................      1,060,171               686,117
  Inventories...........................................................        232,953               143,794
  Prepaid expenses......................................................        479,846               260,947
  Federal income tax receivable.........................................        545,039               935,443
  Notes receivable from related parties, current portion................        139,893               130,453
  Total current assets..................................................      7,022,816             6,887,512

Property and equipment, net.............................................      1,112,637             1,259,863
Notes and accounts receivable from related parties......................      1,287,174             1,413,862
Assets held for sale....................................................        456,927               452,428
Trade notes receivable, net of allowance for doubtful notes of
  $1,123,341 and $1,633,092, respectively...............................      3,970,932             4,521,896
Purchased franchise rights, net.........................................      1,081,505             1,177,929
Investment, equity method...............................................        424,863               389,241
Net deferred tax asset..................................................        277,700               342,046
Other assets............................................................        632,325               787,301
                                                                           ------------          ------------

TOTAL ASSETS............................................................    $16,266,879           $17,232,078
                                                                           ============          ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade...............................................    $   763,506           $ 1,007,146
  Accounts payable to related parties...................................        101,151                61,490
  Accrued liabilities...................................................        943,311             1,172,417
  Current portion of notes payable and capital lease obligations........        177,025               280,689
  Total current liabilities.............................................      1,984,993             2,521,742

Long-term debt, less current portion....................................        514,451               612,381
Deferred franchise sales revenue........................................      1,762,132             2,250,299
Franchise funds held for advertising....................................          -                   459,586

Commitments and contingencies

Stockholders' equity:
  Preferred stock.......................................................          -                     -
  Common stock..........................................................        723,556               723,556
  Additional paid-in capital............................................      8,941,029             8,941,029
  Retained earnings.....................................................      2,289,471             1,796,836
  Unrealized gain on available-for-sale securities......................        147,368                22,770
  Treasury stock, at cost...............................................        (96,121)              (96,121)
  Total stockholders' equity............................................     12,005,303            11,388,070
                                                                           ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................    $16,266,879           $17,232,078
                                                                           ============          ============



     See notes to condensed consolidated financial statements (unaudited).

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                         1997                 1996
                                                    -------------        -------------
REVENUES:
     Royalties                                      $   2,007,156        $   1,778,561
     Franchise fees                                     1,061,084              824,256
     Tax services                                         117,982              121,273
     Product sales                                        157,907              156,816
     Interest                                             156,070              138,483
     Other                                                421,011              413,427
                                                    -------------        -------------
        Total revenues                                  3,921,210            3,432,816

COSTS AND EXPENSES:
     Costs of product and other sales                     253,612               77,093
     Cost of tax services                                 187,299              183,151
     General, administrative and selling                2,948,881            3,123,902
     Depreciation and amortization                        135,414              130,750
     Interest                                              13,886               42,252
                                                    -------------        -------------
        Total costs and expenses                        3,539,092            3,557,148

Income (loss) before income taxes                         382,118             (124,332)
Income tax expense (benefit)                              129,909              (33,672)
                                                    -------------        -------------

Net income (loss)                                   $     252,209        $     (90,660)
                                                    =============        =============

Per share data:
     Income (loss) before income taxes              $         .06        $        (.02)
     Income tax expense (benefit)                             .02                 (.01)
                                                    -------------        -------------

     Net income (loss)                              $         .04        $        (.01)
                                                    =============        =============


Weighted average common and dilutive common
          equivalent shares outstanding:
     Primary                                            6,880,558            7,331,964
                                                    =============        =============
     Fully dilutive                                     6,880,558            7,331,964
                                                    =============        =============


     See notes to condensed consolidated financial statements (unaudited).

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                          Nine Months Ended
                                                September 30,     September 30,
                                                    1997              1996
                                             ------------------ ------------------
REVENUES:
     Royalties...............................   $ 5,789,146         $ 5,338,842
     Franchise fees..........................     2,469,751           3,004,973
     Tax services............................       682,974             649,461
     Product sales...........................       483,811             604,817
     Interest................................       507,910             404,058
     Other...................................     1,063,273             767,114
                                                -----------         -----------
        Total revenues.......................    10,996,865          10,769,265

COSTS AND EXPENSES:
     Costs of product and other sales........       454,971             324,925
     Cost of tax services....................       709,406             704,833
     General, administrative and selling.....     8,640,965           8,604,015
     Depreciation and amortization...........       403,708             385,117
     Interest................................        36,998              53,978
                                                -----------         -----------
        Total costs and expenses.............    10,246,048          10,072,868

Income before income taxes...................       750,817             696,397
Income tax expense...........................       258,182             250,327
                                                -----------         -----------

Net income...................................   $   492,635         $   446,070
                                                ===========         ===========

Per share data:
     Income before income taxes..............          $.11                $.09
     Income tax expense......................           .04                 .03
                                                -----------         -----------

     Net income..............................          $.07                $.06
                                                ===========         ===========


Weighted average common and dilutive common
          equivalent shares outstanding:
     Primary.................................     6,920,870           7,333,765
                                                ===========         ===========
     Fully dilutive..........................     6,920,870           7,347,910
                                                ===========         ===========

     See notes to condensed consolidated financial statements (unaudited).

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                  1997                  1996
                                                              -------------        -------------
Operating activities:
     Net income for the period                                $   492,635           $   446,070
     Adjustments to reconcile net income to
            net cash used in operating activities:
        Depreciation and amortization                             403,708               384,028
        Change in reserves and allowances                        (106,619)              158,135
        Write-off of notes receivable                                   -               254,697
        Notes receivable issued for franchise sales              (525,358)           (1,287,184)
        Net change in deferred franchise sales                   (488,167)             (215,322)
        Change in deferred tax asset                               64,346               140,797
        Net gain on sale of assets                                      -               (46,978)
        Other adjustments                                         (10,440)               38,630
    Changes in assets and liabilities:
        Accounts and interest receivable                          (76,694)                9,742
        Accounts receivable / payable, related parties             57,515              (172,429)
        Inventories                                               (89,159)              (23,712)
        Prepaid expenses and other current assets                (218,899)             (625,960)
        Income tax payable / receivable                           390,404              (157,863)
        Accounts payable and accrued liabilities                 (472,746)             (390,212)
        Franchise funds held for advertising                     (459,586)             (112,061)
        Other assets                                              151,687               (82,322)
                                                              -----------          ------------

    Net cash used in operating activities                        (887,373)           (1,681,944)
                                                              -----------          ------------

Investing activities:
    Collections on notes receivable                               492,466               689,603
    Purchases of property and equipment                          (190,206)             (275,517)
    Purchase of marketable securities                            (332,312)             (770,243)
    Net purchases of intangible assets                            (20,112)              (87,136)
    Net change in receivables from related parties                 31,025              (336,634)
    Proceeds from sale of assets                                    3,000               318,035
    Unrealized gain on marketable securities                      124,598                     -
    Collections on notes receivable from related parties           86,223                     -
                                                              -----------          ------------

    Net cash provided by (used in) investing activities           194,682              (461,892)
                                                              -----------          ------------

Financing activities:
    Proceeds from debt issued                                           -               379,209
    Payments on borrowings                                       (173,100)             (343,877)
                                                              -----------          ------------

    Net cash provided by (used in) financing activities          (173,100)               35,332
                                                              -----------          ------------

Net (decrease) increase in cash and cash equivalents             (865,791)           (2,108,504)

Cash and cash equivalents, beginning of period                  1,820,167             3,446,166
                                                              -----------          ------------

Cash and cash equivalents, end of period                      $   954,376           $ 1,337,662
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

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION

The Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internationally through franchising. The consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned subsidiaries (the "Company") which include the following:

     . Rainbow International Carpet Dyeing and Cleaning Co. ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning and restoration services.

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

     . The Dwyer Group National Accounts, Inc. ("National Accounts") solicits national account customers who can call a toll free phone number for their general repair and 24 hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors.

NOTE 2.   BASIS OF PRESENTATION

A.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

The accompanying consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B.   INTERIM DISCLOSURES
     -------------------

The information as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

The results of operations for the nine months ended September 30, 1997 and the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital ratio was approximately 3.5 to 1 at September 30, 1997 as compared to 2.7 to 1 at December 31, 1996. In addition, the Company had working capital of approximately $5 million at September 30, 1997 as compared to approximately $4.4 million at December 31, 1996. For the remainder of fiscal 1997 management expects to fund working capital requirements primarily through operating cash flow. At September 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of approximately $1.0 million and $1.8 million, respectively, and short term investments and marketable securities of approximately $2.3 million and $1.8 million, respectively.

Cash flow used in operating activities decreased from $1,682,000 for the first nine months of 1996 to $887,000 for the same period in 1997, primarily due to a decrease in the amount of notes issued for franchise sales. For the first nine months of 1997, cash provided by investing activities totaled $195,000 as compared to $462,000 used in investing activities for the same period last year. The increase is due primarily to decreases in purchases of property and equipment and marketable securities partially offset by a decrease in collections on notes receivable. Cash used in financing activities for the first nine months of 1997 totaled $173,000 due to payments on borrowings.

The Company is not aware of any trend or event which would potentially affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS
---------------------

For the nine months ended September 30, 1997, compared to the nine months ended
-------------------------------------------------------------------------------
September 30, 1996.
-------------------

Total revenues increased $228,000 (2.1%) to $10,997,000 for the nine months ended September 30, 1997, from $10,769,000 for the same period last year. The increase in revenues is due primarily to an increase in royalties of $450,000 (8.4%) and an increase in other income of $296,000 (38.6%), partially offset by a decrease in franchise fees of $535,000 (17.8%).

Mr. Rooter and Mr. Electric contributed the most significant growth in royalty revenue of $409,000 (22.0%) and $98,000 (130.5%), respectively. These increases were partially offset by decreases in Aire Serve and E.K. Williams of approximately $76,000 (38.3%), and $46,000 (6.4%), respectively.

For the nine months ended September 30, 1997, revenues from franchise fees for GBS, Mr. Rooter, Rainbow, and Aire Serv decreased $765,000 (58.3%), $192,000 (25.7%), $121,000 (31.1%), and $99,000 (52.1%), respectively, when compared to
1996. These franchise fee decreases were partially offset by increases in Mr. Electric franchise fees of approximately $124,000 (33.8%), E.K. Williams franchise fees of $131,000 and Mr. Appliance franchise sales of $390,000. E.K. Williams began a renewed franchising effort in January 1997 and Mr. Appliance began franchising in late 1996.

E.K.Williams and GBS produced approximately $484,000 in product sales for the nine months ended September 30, 1997 compared to $605,000 for the first nine months of 1996, a $121,000 (20.0%) decrease. EKW and GBS sell products such as manual record keeping systems and forms to its franchisees and outside customers.

Interest income increased approximately $104,000 primarily due to increased interest income from related parties' notes receivable. Other income increased approximately $296,000 primarily due to increased administrative and management service fees to related parties and the addition of revenues from the National Accounts program, which the Company began in late 1996.

Costs and expenses increased $173,000 (1.7%) to $10,246,000 for the nine months ended September 30, 1997, from $10,073,000 for the first nine months of 1996. The major contributors to these increased expenses are: costs and expenses associated with Mr. Appliance Corp. and the Company's National Accounts program, both of which began operating in late 1996; increased audit and legal fees; and increased regional director commissions associated with increased royalty income. These increased expenses were partially offset by a decrease in the provision for bad debts and the write down of assets held for resale in 1996.

For the nine months ended September 30, 1997, the Company reported net income of $493,000 or 7 cents per share as compared to $446,000 or 6 cents per share for the nine months ended September 30, 1996.

For the three months ended September 30, 1997, compared to the three months
---------------------------------------------------------------------------
ended September 30, 1996.
-------------------------

Revenues increased approximately $488,000 (14.2%) for the quarter ended September 30, 1997, when compared to the third quarter of 1996. The increase is primarily attributable to an increase in royalties of $229,000 (12.9%) and an increase in franchise fees of $237,000 (28.7%).

The primary contributors to the increase in royalty revenues were Mr. Rooter, Mr. Electric and Rainbow, which produced increases of $127,000 (19.6%), $41,000 (111.6%), and $32,000 (5.4%) respectively.

The increase in franchise fees is due primarily to the sale of $254,000 of Mr. Appliance franchises. Mr. Appliance began franchising in late 1996.

Costs and expenses decreased approximately $18,000 (.5%) in the third quarter of 1997 compared to the third quarter of 1996. This decrease is primarily a result of a write down of assets held for resale in 1996, which resulted in a decrease in 1997 which was offset by: increased costs and expenses associated with Mr. Appliance Corp. and the Company's National Accounts program, both of which began operating in late 1996; increased audit and legal fees and increased regional director commissions associated with increased royalty revenues.

Net income was approximately $252,000 for the quarter ended September 30, 1997 as compared to a loss of $91,000 for the same period in 1996.

IMPACT OF INFLATION
-------------------

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS
------------------

The Company and its subsidiaries operate in 17 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. During the remainder of 1997, the Company may produce additional master license sales which could result in each case in a one time, lump sum payment from the master licensee to the Company.


FORWARD-LOOKING STATEMENTS
--------------------------

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company.
Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, taxes, inflation, and governmental regulations.



                                    PART II
                               OTHER INFORMATION


THE DWYER GROUP, INC. AND SUBSIDIARIES

ITEM 1 - LEGAL PROCEEDINGS

         NONE


ITEM 2 - CHANGES IN SECURITIES

         (a)  NONE

         (b)  Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1996 annual meeting of the stockholders of the Company was held on July 31, 1997.

         The following directors were elected at the meeting: Theresa Dwyer, Donald J. Dwyer, Jr., Dina Dwyer-Owens, John P. Hayes, Donald E. Latin, James L. Sirbasku, and Robert Tunmire. The election of directors by the stockholders is for a term of one year, or until the next annual meeting of the stockholders.

         A proposal to amend the Company's 1986 Stock Option Plan by increasing the number of shares issuable under the plan from 500,000 to 700,000 was approved at the meeting.

         A proposal to ratify the appointment of BDO Seidman, LLP as independent accountants for the Company and its wholly owned subsidiaries for the year ended December 31, 1997 was also approved at the meeting.

         Of the 5,460,923 shares present at the meeting, or through proxy, the following summarizes the results of the voting:



Election of Directors:

Director Name               Votes For       Against       Abstentions
-------------               ---------     -----------     -----------
Theresa Dwyer               5,410,969          0              49,954
Donald J. Dwyer, Jr.        5,409,995          0              50,928
John P. Hayes               5,409,895          0              51,028
James Sirbasku              5,410,995          0              49,928
Dina Dwyer-Owens            5,409,469          0              51,454
Robert Tunmire              5,409,999          0              50,924
Donald E. Latin             5,392,995          0              67,928


Amend Stock Option Plan:

           For               Against          Abstentions
           ---               -------          -----------
        5,361,979             69,769            29,175


Ratify Appointment of BDO Seidman, LLP:

           For               Against          Abstentions
           ---               -------          -----------
        5,419,770             11,378            29,775


ITEM 5 - OTHER INFORMATION

         NONE

EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              10.48 July 31, 1997 Amendment to The Dwyer Group, Inc. 1986 Stock Option Plan


         (b)  Reports on Form 8-K:

              Filed July 31, 1997 - Reported agreement which provides for the cancellation of 340,300 shares of the Company's common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           The Dwyer Group, Inc.


                           By:/s/Robert Tunmire
                              -------------------------------------------------
                              Robert Tunmire
                              President and Chief Executive Officer



Date:  November 3, 1997             /s/ Robert Tunmire
       ----------------             -------------------------------------------
                                    Robert Tunmire, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 3, 1997             /s/ Thomas J. Buckley
       ----------------             -------------------------------------------
                                    Thomas J. Buckley, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)