Form 10KSB
period 1997-12-31
DWYER GROUP INC
filed 1998-03-30
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ______________ to ______________

Commission File No. 0-15227

                              THE DWYER GROUP, INC.
                 (Name of small business issuer in its charter)

          Delaware                                      73-0941783
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification Number)


                         1010 N. University Parks Drive
                                Waco, Texas 76707
              (Address and zip code of principal executive offices)

                                 (254) 745-2400
                 (Issuer's telephone number including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock ($.10 par value)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $15,510,352

     Aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of March 18, 1998: $4,379,422

     Aggregate number of shares of Common Stock outstanding as of the close of business on March 18, 1998: 6,775,427

     Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----

PART I

Item 1.    DESCRIPTION OF BUSINESS..................................................................................... 1
           General..................................................................................................... 1
           Franchise Operations........................................................................................ 2
           Marketing................................................................................................... 7
           Competition................................................................................................. 7
           Trade Names and Service Marks............................................................................... 8
           Regulation.................................................................................................. 8
           Employees................................................................................................... 9

Item 2.    DESCRIPTION OF PROPERTY.....................................................................................10

Item 3.    LEGAL PROCEEDINGS...........................................................................................10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................10

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS...................................................10

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................................11

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................16

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE....................................................................................16

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE ACT..................................................................16

Item 10.   EXECUTIVE COMPENSATION......................................................................................19

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................21

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................22

Item 13.   EXHIBITS, AND REPORTS ON FORM 8-K...........................................................................24


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         The Dwyer Group, Inc. and its wholly owned subsidiaries (the "Company") provide a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns seven such businesses, which service an aggregate of approximately 1,400 franchises located in the United States, and through their master licensees, in 17 foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, a commitment to its mission and vision and the established reputation of its management team.

         The Company operates its businesses through the following wholly owned subsidiaries:

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning and dyeing, air duct cleaning, and water and smoke restoration services, with 389 franchises in the United States, and, through master franchise licensees, 138 franchise operations in 12 foreign countries. For the year ended December 31, 1997, Rainbow accounted for approximately 19.2% of the Company's consolidated revenues.

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter,"(R) with 188 franchise operations in the United States and, through master licensees, 88 franchises in seven foreign countries. For the year ended December 31, 1997, Mr. Rooter accounted for approximately 27.4% of the Company's consolidated revenues.

         o General Business Services, Inc. ("GBS") is a franchisor of small business management services with 334 franchises located throughout the United States, one franchise in Canada, and three franchises in Thailand through a master franchise licensee. Such business management services include, among others, business counseling, tax counseling, accounting services and products, financial counseling and personnel services. In addition, General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS located in Maryland, provides tax return preparation and tax research services to GBS and EKW franchisees. For the year ended December 31, 1997, GBS accounted for approximately 17.5% of the Company's consolidated revenues.

         o Edwin K. Williams & Co. ("EKW") is a franchisor of information systems and financial management services, specifically designed to meet the special needs of small businesses. EKW has a total of 156 franchises located throughout the United States and one master licensee in Canada. Its financial management services include, among others, accounting and bookkeeping services and systems, financial management analysis, payroll processing, and tax preparation and planning services. For the year ended December 31, 1997, EKW accounted for approximately 11.9% of the Company's consolidated revenues.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark Aire Serv(R) and has 45 United States franchises and one foreign master licensee. For the year ended December 31, 1997, Aire Serv accounted for approximately 2.3% of the Company's consolidated revenues.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). Mr. Electric has 51 franchises in the United States, and has granted three foreign master licenses. For the year ended December 31, 1997, Mr. Electric accounted for approximately 6.6% of the Company's consolidated revenues.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of businesses relating to service and repair of appliances (both residential and commercial). Mr. Appliance began franchising in September 1996, and has 20 franchises in the United States. For the year ended December 31, 1997, Mr. Appliance accounted for approximately 2.2% of the Company's consolidated revenues.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll free number for their general repair and 24 hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. For the year ended December 31, 1997, National Accounts accounted for approximately 5.7% of the Company's consolidated revenues.

         The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation in 1972, and in 1986 the Company was reincorporated as a Delaware corporation. The Company acquired GBS and Rainbow, each a Texas corporation, as a result of a reorganization approved by the Board of Directors in May 1993. Prior to such time, GBS and Rainbow were wholly-owned by Mr. Donald Dwyer ("Mr. Dwyer"), the Company's Chairman who died in December 1994. In June 1993, Mr. Dwyer was issued 4,035,000 shares of Common Stock of the Company in exchange for all of his shares of GBS and Rainbow (the "Exchange"), and Rainbow and GBS became wholly-owned subsidiaries of the Company. These acquisitions are accounted for in the Company's Consolidated Financial Statements in a manner similar to a pooling of interests. Following the Exchange, the Board approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. In July 1993, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation and the Company was renamed The Dwyer Group, Inc.

         The Company's principal executive offices are located at 1010 North University Parks Drive, Waco, Texas 76707, and its telephone number is (254) 745-2400. All references herein to the Company include Rainbow, Mr. Rooter, GBS, EKW, Aire Serv, Mr. Electric, Mr. Appliance and National Accounts unless the context otherwise requires.


FRANCHISE OPERATIONS

         The Company's goal is to build upon its successful systems of franchising businesses in order to develop strong new franchises and provide them with ongoing franchise support.

         The franchising industry in which the Company operates is fragmented, consisting mainly of small, single-service or single-concept franchising companies. The Company's philosophy is to be a multi-concept franchising consolidator by bringing its franchising expertise to bear on a number of businesses in various service fields. The Company applies franchise systems management and marketing skills in order to maximize the profitability of its franchised businesses. Thus, instead of franchising only one line of business, the Company's philosophy is to benefit from economies of scale by the pooling of resources.

         The Company, as a consolidator of franchising businesses, believes that its existing broad base of franchisees, the diversity of services provided by its current operations, its centralized financial, marketing, training and support staff, and the adaptability and versatility of its established franchise operating system, have positioned it to capitalize on the projected opportunities for growth in the franchising industry. In addition, the Company believes that the franchise sales and operations expertise developed by its management over many years provides the Company with a strong competitive advantage.

         Each of the Company's franchising businesses requires the franchise owners and/or key employees to undergo training at the Company's Headquarters located in Waco, Texas prior to commencing operations. The training program for each franchisee differs depending upon the type of franchise purchased. For example, Rainbow franchisees are taught how to dye, clean, deodorize and repair carpets, clean upholstery and perform restoration services. GBS and EKW franchisees are taught record keeping and tax and business counseling. Mr. Rooter, Aire Serv, Mr. Electric and Mr. Appliance, on the other hand, are primarily "conversion" franchisors, which recruit existing people operating in the "trades" and teach them an improved business methodology. All of the Company's franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing and collecting receivables, among other things. In addition, the Company's training program, which utilizes proprietary motivational techniques developed by the Company, educates each franchisee about the extensive support services offered by the Company and how to best take advantage of them.

         Following completion of the Company's initial training course (which represents the fulfillment of the services required to be provided for revenue recognition), the Company's franchisees continue to receive a broad range of services and support from the Company on an ongoing basis. Certain of the Company's franchising businesses maintain field trainers to assist franchisees in resolving day-to-day challenges encountered in operating their franchises. Each of the Company's franchising businesses also provide numerous follow-up training sessions for its franchisees each year at various locations around the United States. In addition, the Company employs directors of franchise systems management on the staff of each of its franchising businesses whose sole responsibility is to assist the Company's franchisees and provide them with marketing support. Each franchisee is contacted by such a director approximately once a month (more often when necessary) to discuss marketing techniques and business development. Furthermore, each of the Company's franchising businesses provides its franchisees with an updated Confidential Operations Manual, which serves as a reference guide for all aspects of their franchise operations. The Company believes that its proactive support philosophy with respect to its franchisees is one of its primary distinguishing features.

         Pursuant to foreign master license agreements, the Company licenses individuals and/or other legal entities, which are typically residents of the foreign country, the rights to use the Company's trademarks and systems and to grant franchise rights in their defined geographic territory. Foreign franchise rights are sold based upon the population of the territory, the estimated number of potential franchises that could be sold in such territory and the relationship of that foreign territory's gross national product per capita to that of the United States.

         Each of the heads of the Company's franchise subsidiaries receives, in addition to salary, bonus compensation based on the overall performance of the subsidiary or subsidiaries for which he is responsible. Thus, the emphasis is on profitable growth, not just sales.


Rainbow International Carpet Dyeing and Cleaning Co.

         Rainbow is a franchisor of carpet and upholstery cleaning and dyeing, air duct cleaning, and restoration service businesses. At December 31, 1997, Rainbow had 389 franchises in the United States, and 138 franchises through master franchise licensees in 12 foreign countries.

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

         The initial franchise fee is a minimum of $15,000, with an additional amount depending upon the population of the franchise territory. The franchise fee can be financed in part (generally 50%) by Rainbow at its discretion. During the term of a franchise agreement, the franchisee is required to pay Rainbow a continuing royalty of 7% of weekly gross sales plus a 2% national advertising fee. The term of the initial franchise agreement is ten years, with a mutual option to renew and no renewal fee.

         No previous knowledge, experience or skills in the carpet cleaning or dyeing business are required prior to purchasing a Rainbow franchise. Instead, new franchisees are thoroughly trained on all aspects of the business under an operating system that the Company believes has proven to be successful. Beyond initial business and technical training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through regional training meetings and toll-free telephone support. Ongoing technical training is handled in the same manner.

Mr. Rooter Corporation

         Mr. Rooter is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter(R)" and related trade and service marks. Prior to 1989, Mr. Rooter's franchise sales primarily resulted from referrals from existing Mr. Rooter franchisees. In 1989, after Mr. Dwyer acquired control of Mr. Rooter, additional franchise sales staff were hired and trained to actively sell franchises. At the time of Mr. Dwyer's acquisition of the Company, Mr. Rooter had 22 franchises. By the end of 1997, Mr. Rooter had a total of 188 franchises in the United States and had granted master franchise licenses covering seven foreign countries. Mr. Rooter has shown significant growth in income from royalties paid by franchisees (from $234,000 in 1989 to $3,203,000 in 1997).

         Mr. Rooter franchisees are required to operate their franchises in accordance with specified methods, techniques and standards and with specified equipment within a designated geographic territory. Franchisees are typically able to service their territory by establishing only one service center within such territory. Mr. Rooter emphasizes and promotes fast, efficient and high quality service, seven days a week, using the most modern equipment available for residential, commercial and industrial drain cleaning and plumbing repair.

         A new franchisee pays an initial franchise fee of $185 for each 1,000 of the franchise territory's population, with a minimum initial fee of $18,500. A portion of the franchise fee (generally 50-70%) may be financed by Mr. Rooter at its discretion. In general, Mr. Rooter sells its franchises to licensed plumbers. No training is provided on the technical aspects of operating a plumbing or drain cleaning business. Instead, Mr. Rooter concentrates its training and support efforts on marketing, customer service, pricing, profitability, growth of the business and personnel management. In addition, the franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Regional consultants provide support for franchisees in their region.

         In addition to the initial franchise fee, under the terms of Mr. Rooter's standard franchise agreement, a franchisee pays a weekly royalty which ranges from 3% to 6% of gross sales, depending on weekly gross sales volume. In addition to the weekly royalty, the franchisees pay an advertising fee equal to 2% of their gross sales, which is used for national advertising and marketing. Mr. Rooter currently advertises nationally on network radio.

         The term of the initial franchise agreement is ten years, which may be renewed for additional five year terms at the option of the franchisee upon certain conditions including six months prior notice and payment of a $2,500 renewal fee. Mr. Rooter may terminate a franchise agreement in the event that a franchisee breaches the terms of the agreement.


General Business Services, Inc.

         GBS is a franchisor of small business management and accounting services. At December 31, 1997, GBS had a total of 334 franchisees located throughout the United States, one franchisee in Canada and three franchisees in Thailand through a master franchise licensee. Such business management services include counseling in financing, accounting, tax matters (including tax counseling and planning), marketing and profit development. In addition, General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS located in Maryland, provides tax return preparation and tax research services to GBS and EKW franchisees.

         GBS franchisees are typically independent business persons serving small business owners and professionals. Under the GBS license agreement, a franchisee obtains the right to use the GBS system and all other trademarks, trade symbols, emblems, signs or slogans that GBS has adopted or may adopt and designate for use in connection with the GBS system. GBS provides its franchisees with information that it believes a franchisee needs to appropriately counsel other businesses.

         The initial franchise fee is $35,000, which must be paid in full prior to attendance at GBS's basic training program. In addition to the initial franchise fee, the franchisee is required to pay GBS a continuing royalty fee which ranges from 2% to 8% of sales, based on both gross billings and length of service. Currently the initial term of the franchise agreement is ten years and is renewable for succeeding five year terms. GBS may terminate a franchise agreement in the event that a franchisee breaches the terms of the franchise agreement.

         The franchisee enters into his own contractual arrangements with clients for providing tax and other related business counseling services. As an independent business counselor, the franchisee meets with his clients periodically, sets his own fees, installs record keeping systems, counsels his clients on decisions affecting their businesses and collects information necessary for the preparation of income tax returns. GTS prepares income tax returns for the client businesses (submitted by the franchisee) based on the information supplied by the franchisee. The franchisee is then billed by GTS for the tax return services, based on the time and complexity of return preparation. GTS's tax return services are performed at the GTS office in Columbia, Maryland by a group of tax specialists, including attorneys, certified public accountants and enrolled agents.


Edwin K. Williams & Co.

         EKW is a franchisor of information systems and financial management and accounting services to small businesses. At December 31, 1997, there were a total of 156 EKW franchises located throughout the United States and one master licensee in Canada. EKW's services include bookkeeping and business management services, business counseling, tax services and other related services to small businesses. EKW catered exclusively to the retail petroleum industry from 1935 until the early 1970's. Although it has since expanded its client base, a significant portion of its present client base still consists of petroleum retail outlets.

         EKW has developed a distinctive system for providing bookkeeping and business management systems and services to oil jobbers (wholesale and retail), retail petroleum marketing outlets and service station owners, and other retail, wholesale and service business establishments. In connection with such system, EKW has designed and developed proprietary computer software. Under the standard EKW license agreement, a franchisee obtains the right to use the EKW system, including software, trade names, trademarks, service marks, certain copyright works and materials, customer lists and other trade secrets designated for use in connection with EKW services.

         The initial franchise fee is $35,000 which must be paid in full prior to attending EKW's basic training program. In addition, the franchisee is required to pay a monthly royalty fee which ranges from 2% to 8% of sales, based on gross billings and length of service. Tax support services, including a tax support hot line, tax update bulletins and an annual tax training seminar, are provided by GTS. The initial term of the franchise agreement is ten years and is renewable for succeeding five year terms. In addition, all supplies and other customer service materials used by the franchisee must be purchased from EKW, unless otherwise approved by EKW.

         EKW provides its franchisees with certain proprietary information, including software prescribed by EKW for a franchisee's business operations, and an initial two-week training course. In addition, all new franchisees spend up to one week in an existing franchisee's office. EKW franchisees are required to have 24 hours per year of continuing education in taxation, accounting and other subjects related to its business. A franchisee is assigned a non-exclusive marketing area, generally consisting of one or more counties, a small portion of which will be designated as an exclusive office location area.


Aire Serv Heating & Air Conditioning, Inc.

         Aire Serv is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services of residential and commercial heating and air conditioning equipment. At December 31, 1997, Aire Serv had 45 franchises in the United States and one foreign master franchise licensee.

         The minimum initial franchise fee is $15,000, payable in full at the time of the franchisee's execution of a franchise agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $150 for each additional 1,000 of population contained in the franchise territory. Aire Serv may, at its discretion, agree to finance a portion of the initial franchise fee (generally 50%).

         The term of an Aire Serv franchise agreement is ten years from the date specified in the agreement. A franchisee may elect to renew the term of the franchise for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of its license agreement, the franchisee is required to pay to Aire Serv (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee ranging from 2.5% to 4.5% of weekly gross sales, depending on weekly gross sales volume. In addition, the franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers or through regional training meetings and toll free telephone support.


Mr. Electric Corp.

         Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric(R)". Mr. Electric began operations in September 1994, and at December 31, 1997 had 51 franchises in the United States and three foreign master licensees.

         The minimum initial franchise fee is $15,000, payable in full at the time of the franchisee's execution of a license agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $150 for each additional 1,000 of population contained in the franchise territory. Mr. Electric may, at its discretion, agree to finance a portion of the initial franchise fee (generally 50%).

         The initial Mr. Electric franchise agreement term is ten years from the date specified in the agreement. An election to renew the contract may be made by the franchisee for additional five year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of its license agreement, the franchisee is required to pay Mr. Electric (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee ranging from 3% to 6% of weekly gross sales, depending on weekly gross sales volume. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through regional training meetings and toll-free telephone support.


Mr. Appliance Corp.

         Mr. Appliance is a franchisor of major household appliance service and repair businesses. Mr. Appliance was organized in January 1996, and at December 31, 1997 had 20 franchises in the United States.

         The minimum initial franchise fee is $12,500, payable in full at the time of the franchisee's execution of a license agreement. The minimum initial franchise fee is based on a territory population of approximately 100,000. The initial franchise fee is increased by $125 for each additional 1,000 of population contained in the franchise territory. Mr. Appliance may, at its discretion, agree to finance a portion of the initial franchise fee (generally 50-70%).

         The initial Mr. Appliance franchise agreement term is ten years from the date specified in the agreement. An election to renew the contract may be made by the franchisee for additional five year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of the license agreement, the franchisee is required to pay to Mr. Appliance (i) an advertising fee equal to 2% of the franchisee's weekly gross sales and (ii) a continuing royalty fee ranging from 3% to 6% of weekly gross sales, depending on weekly gross sales volume. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. The franchisee is also provided a computerized business package which standardizes the franchise operation. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through regional training meetings and toll-free telephone support.

MARKETING

         Rainbow's marketing strategy for franchise sales is based on the sale of individual franchise territories to business-minded individuals. The primary lead sources are referrals, print advertising and franchise trade shows. Recently, contractors have also been targeted with Rainbow's new emphasis on fire, smoke and water restoration services. International expansion has been targeted through the sale of additional master licenses in selected foreign countries. The market for Rainbow's carpet cleaning, dyeing and water and fire restoration services extends through the residential, commercial, industrial and municipal markets.

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

         GBS's and EKW's marketing strategy is focused on existing accountants or individuals with an accounting background. GBS and EKW franchisees' services are marketed to individuals as well as businesses, corporations, organizations, partnerships and other entities who require bookkeeping, accounting, tax return preparation, counseling and similar services. The market for the business counseling industry is considered to be extensive. GBS's and EKW's marketing efforts are directed toward small-to-medium sized companies that employ up to 250 people. In addition, EKW markets heavily to petroleum retail outlets and consequently has a large client base of those customers.

         Aire Serv's marketing strategy is focused on the sale of franchises to existing heating and air conditioning contractors. The Company believes that the heating, ventilating and air conditioning ("HVAC") market is extensive. The Aire Serv franchisee, equipped with state-of-the-art marketing techniques, guidelines and industry expertise provided by Aire Serv, targets the residential and light commercial segments of the HVAC market. Aire Serv provides its franchisees with the critical elements necessary to achieve success as a retailing contractor and works with the franchisees to implement and execute effective strategies and systems in these areas. Whether a client is residential or commercial, the emphasis is on service and repair.

         Mr. Electric's marketing strategy is focused on the sale of franchises to existing electrical contractors and electricians. Mr. Electric's targeted approach supplies a proven system to make an electrical service and repair business successful. Franchisees receive extensive training in sales, marketing and business systems which allows them to achieve a greater market share and increase their gross sales and profits. Mr. Electric is creating national name recognition in the electrical service and repair industry.

         Mr. Appliance's marketing strategy is to sell franchises to existing appliance dealers and appliance servicers. Mr. Appliance provides a proven system, technical and management support, and training to make an appliance repair and service franchise successful. Franchisees receive extensive training in sales, marketing and business systems.


COMPETITION

         The Company's markets and those of its franchisees are highly competitive. The Company competes directly with other local and national franchisors which are also seeking to sell their franchises or business opportunities to prospective franchisees. Mr. Rooter franchisees compete principally with Roto-Rooter, Inc., a nationally recognized provider of sewer and drain cleaning services in the United States, as well as numerous plumbers, small drain cleaning firms and regional and local firms in other segments of the market, such as septic tank pumping and hydrojet cleaning. The Company believes that Mr. Rooter is distinguished from its primary competition because Mr. Rooter franchisees concentrate on providing plumbing repair while most competitors focus on providing either drain and sewer cleaning or plumbing services. The principal competitors of Rainbow's franchisees are Stanley Steemer International, Inc., Duraclean International, Inc., Harris Research, Inc., Steamatic, Inc., Serv-Pro Industries, Inc. and Servicemaster Co., all of which operate on a national basis, as well as independent carpet cleaning and restoration companies. The major competitors of GBS and EKW franchises, such as Comprehensive Business Services, Inc., and Padget Business Services U.S.A., Inc., specialize in providing general accounting and bookkeeping services to small businesses. Local accountants, bookkeepers and individual consultants also provide competition. National tax preparation services, such as H & R Block Co., and many of the local tax preparers compete with GBS, although such competitors tend to concentrate on individual tax returns rather than on business returns. Local or regional HVAC contractors are Aire Serv's primary source of competition and, to a lesser extent, national home improvement retailers provide competition in some markets. Local electricians are Mr. Electric's primary source of competition. Mr. Appliance is the first company to offer franchises in the fragmented appliance repair and service industry. Local appliance repair businesses are Mr. Appliance's primary competition.

         The Company's franchisees generally compete on the basis of price, training and support services and reputation. Other companies have entered the home service market through the acquisition of existing companies.

         In addition, the Company expects to encounter competition in attempting to acquire franchise companies. Potential competitors, many of which are well established and have extensive experience in connection with identifying and effecting business acquisitions, may include other franchise companies, leveraged acquisition partnerships (leveraged buy out funds), business development companies, investment partnerships and corporations (including venture capital entities), small business investment companies, large industrial and financial companies seeking acquisitions directly or through affiliates, and wealthy individuals. These competitors may have greater financial resources than the Company and may be in a better position to take advantage of these opportunities. In the event that the Company succeeds in effecting acquisitions, the Company will, in all likelihood, become subject to intense competition from competitors of the acquired business. The degree of competition characterizing the industry of any prospective acquisition candidate cannot be presently ascertained.


TRADE NAMES AND SERVICE MARKS

         The Company believes that its trademarks and service marks are important to the marketing of its franchises and the sale of services to consumers by its franchisees. The Company currently holds the following federally registered trademark and service marks: The Dwyer Group(R), Providing a World of Service(R) and Providing a World of Specialty Services(R) and has applied for federal trademark registration of the stylized Dwyer Group logo. The Company, through its subsidiaries, currently holds the following federally registered trademarks and service marks: "Mr. Rooter"(R), the stylized Mr. Rooter logo, "Mr. Winkie Design", "Quick-as-a-Wink"(R), "Super Kleens"(R), BiochoiceES(R), "America's Trouble Shooter"(R), "North America's Trouble Shooter"(R), "Aire Serv"(R), the stylized Aire Serv logo, "America's Comfort Company"(R), "Mr. Electric"(R), the stylized Mr. Electric design, the "Rainbow International Carpet Car & Restoration Services" stylized global device, "Rainbow International"(R), "Vehicle Stripe Design for Rainbow", "GBS"(R), "Dollartrak"(R), the stylized "General Business Services" logo, "EKW Since 1935"(R), "E.K. Williams & Co." (R), "EKW * Manager", "Good Accounting Doesn't Cost -- It Pays!", and the stylized "E.K. Williams & Co. logo and E.K. Williams & Co. - The Accounting and Tax People For Small Business Since 1935". The Company has applied for federal trademark and service mark registration for "Mr. Appliance", the stylized Mr. Appliance logo and the van stripe design for each of Mr. Rooter, Mr. Electric, Mr. Appliance and Aire Serv. The Company holds a state trademark registration for "Mr. Rooter" in Texas, a service mark registration for "Rainbow International Carpet Dyeing & Cleaning Co." in 13 states and a state service mark registration for Aire Serv and the stylized Aire Serv logo in California. In addition, the Company holds copyrights in connection with all training manuals and materials which it considers proprietary.

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


REGULATION

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission (the "FTC") and various state authorities. Pursuant to FTC regulations, the Company is required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. The Company uses Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, the Company is required to register or file with such states and to provide prescribed disclosure documents.

         The Company is required to update its offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require the Company to cease offering and selling franchises until the affected disclosure documents are updated. There can be no assurance that the Company will be able to update its disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, continue offering and selling franchises or comply with existing or future franchise regulations in any particular state. The failure to take any of these actions could have an adverse effect on the Company.

         The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of, and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If the Company is unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will generally be unable to engage in offering or selling franchises in or from such state. In addition, the Company is subject to franchise laws in Alberta, Canada where, although it has granted foreign master licenses, it also offers and sells franchises directly. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new states and foreign jurisdictions could require the Company to continually alter methods of operations at costs which could be substantial.

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


EMPLOYEES

         As of December 31, 1997, the Company had 112 full-time employees and 15 part-time employees, none of whom belong to unions, as detailed below:


                                                  Full-time        Part-time           Total
                                                  ---------        ---------           -----

                  Corporate..........................44................  6..............50
                  Mr. Rooter.........................11................  2..............13
                  Aire Serv.......................... 4................  0.............. 4
                  Rainbow............................15................  0..............15
                  GBS................................18................  7..............25
                  Mr. Electric ...................... 5................  0.............. 5
                  E.K. Williams...................... 8................  0.............. 8
                  Mr. Appliance...................... 3................  0.............. 3
                  National Accounts.................. 4................  0.............. 4

                  Total.............................112................ 15.............127

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. These facilities are leased from a related party under an operating lease which expires December 31, 2000. Monthly rental for these offices is approximately $31,000. See "Certain Transactions."

         The Company also leases office space in Columbia, Maryland, for its GTS operations, from an unrelated party for $2,035 per month. This lease expires September 30, 2001.


ITEM 3.   LEGAL PROCEEDINGS

         The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $200,000, and the Company has accrued for its estimate of such losses.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.


                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on The Nasdaq Stock Market(SM) under the symbol "DWYR". The Nasdaq Stock Market(SM), which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies - computers and telecommunications - to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq WorkstationII(TM) and other automated systems, facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

         The following table sets forth the quarterly high and low sales prices per share of the Company's Common Stock as reported by The Nasdaq Stock Market(SM), for each quarter during the last two fiscal years. These per share quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                            HIGH               LOW
                                                            ----               ---
FISCAL YEAR ENDED DECEMBER 31, 1997

         First Quarter                                      $2.25             $1.38
         Second Quarter                                     $2.13             $1.50
         Third Quarter                                      $2.19             $1.63
         Fourth Quarter                                     $2.38             $1.75

FISCAL YEAR ENDED DECEMBER 31, 1996

         First Quarter                                      $3.00             $2.50
         Second Quarter                                     $3.25             $2.38
         Third Quarter                                      $3.06             $2.25
         Fourth Quarter                                     $2.75             $1.38

         On March 18, 1998, the closing sales price of the Company's Common Stock as reported by The Nasdaq Stock Market(SM) was $2.00 per share. As of such date, there were approximately 400 shareholders of record.

         No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock, but will retain earnings for the operation and development of its business.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. References to 1996 and 1997 are to the years ended December 31 of each year.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the approximate dollar amount (in thousands) and percentage of revenues and net income derived from each of the Company's subsidiaries.


                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                    1997                         1996
                                                                    ----                         ----

REVENUES:
Mr. Rooter                                               $  4,249           27.4%    $  3,964           28.1%
Rainbow                                                     2,983           19.2        3,007           21.3
GBS                                                         2,710           17.5        3,438           24.4
Aire Serv                                                     350            2.3          422            3.0
E.K. Williams                                               1,846           11.9        1,566           11.1
Mr. Electric                                                1,029            6.6          626            4.5
Mr. Appliance (1)                                             335            2.2           87             .6
National Accounts (2)                                         885            5.7          -0-            -0-
Other (3)                                                   1,123            7.2          983            7.0
                                                         --------         ------     --------         ------

                                                         $ 15,510          100.0%    $ 14,093          100.0%
                                                         ========         ======     ========         ======


NET INCOME (LOSS):

Mr. Rooter                                               $    860          115.1%    $    634          143.7%
Rainbow                                                       435           58.2          471          106.8
GBS                                                          (294)         (39.4)        (733)        (166.2)
Aire Serv                                                    (456)         (61.0)        (718)        (162.8)
E.K. Williams                                                 118           15.9           32            7.3
Mr. Electric                                                  (63)          (8.4)        (238)         (54.0)
Mr. Appliance (1)                                            (123)         (16.4)         (24)          (5.4)
National Accounts (2)                                          26            3.5          -0-            -0-
Other (3)                                                     244           32.5          135           30.6
                                                         --------         ------     --------         ------
                                                         $    747          100.0%    $   (441)         100.0%
                                                         ========         ======     ========         ======

---------------------------

(1)      Mr. Appliance commenced franchise activities in September 1996.

(2)      National Accounts began operating in 1997.

(3) Includes revenues or net income of The Dwyer Group, Inc. (parent holding company) which maintains all corporate activities and functions (accounting, legal, data processing and administrative). Revenues are derived primarily from administrative fees charged to related parties. General and administrative expenses are also allocated to subsidiary companies.


YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Company recorded a net profit of $747,000, or $.11 per share for 1997, as compared to a net loss of $441,000, or $.06 per share for 1996.

         Total revenues for 1997 were $15,510,000, an increase of $1,417,000, or 10.1%, compared to revenues of $14,093,000 for 1996. This net increase in revenues is comprised of the following components: royalty income increased $698,000, or 9.5%; franchise sales decreased $80,000, or 2.3%; product sales increased $712,000, or 62.4%; interest income increased $103,000, or 18.6%; other income decreased $68,000, or 6.0%; and tax services increased $54,000, or 7.4%.

         Royalty revenues increased by $698,000 (9.5%) from $7,234,000 in 1996 to $8,022,000 in 1997. Increases in royalty revenues occurred in: Mr. Rooter - $509,000 or 19.1%; GBS - $66,000 or 6.9%; Rainbow - $48,000 or 2.1%; and Mr.
Electric - $148,000 or 123.2%. These increases, which coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis placed on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses. This in turn is very instrumental to the future of the Company as royalties are the foundation for the Company's long-term financial strength.

         Franchise sales revenue represents the initial franchise fees charged by the Company to buyers of its individual and regional franchises as well as fees for its foreign master licenses. These revenues decreased by $80,000 (2.4%) from $3,496,000 in 1996 to $3,415,000 in 1997. Mr. Electric and Mr. Appliance showed increases of $236,000 (49%) and $219,000 (256%), respectively, due to the fact that these concepts are the fastest growing within the Company with the most potential for new franchise sales. EKW had no franchise sales in 1996 and recorded $348,000 in sales in 1997. The Company had not franchised EKW since its acquisition in 1994, but began franchising in early 1997. Aire Serv increased its franchise sales revenues by $48,000 from 1996 to 1997, due to a planned slowdown in franchising in 1996. The above increases were more than offset by decreases in franchise sales revenues for GBS ($642,000 or 46%), Mr. Rooter ($227,000 or 23%) and Rainbow ($62,000 or 15%). The GBS franchise sales decrease is primarily due to fact that in 1997, more emphasis was placed on recruiting highly qualified franchisees with strong accounting backgrounds. The franchise sales staff was also reduced, and although the number of franchises sold declined, the cost associated with franchise sales was reduced considerably. In addition, in 1997, the Company refunded approximately $260,000 in 1996 franchise fees, and recorded such refunds as a reduction in 1997 franchise fee revenues. Mr. Rooter's franchise sales decreased due to the sale of a foreign master license in 1996, and due to settlements which were recorded in 1997 as a reduction in revenues. Rainbow's decrease in franchise sales resulted primarily from increased market saturation from the standpoint of the number of franchisees. To combat such saturation, Rainbow has emphasized additional services, such as fire, smoke and water restoration, thus increasing the average sales per franchisee.

         Revenues from sales of products and services are generated from National Accounts, GBS and EKW. Such revenues increased by $712,000 from 1996 to 1997 due to the establishment of National Accounts during 1997. National Accounts accounted for $849,000 in such revenues in 1997. The remaining decrease is due primarily to a declining market for paper bookkeeping systems, which are marketed by GBS and EKW.

         Interest income increased by $103,000 primarily due to improved collections of franchisee notes receivable. Interest on these notes is recorded as revenue when received.

         Costs of product and service sales increased by $635,000 from 1996 to 1997, due primarily to the increase in related sales.

        General, administrative and selling expenses decreased by $402,000 (3%). This overall decrease is generally made up of the net of the following increases and decreases:

      o Professional fees increased by approximately $250,000 primarily due to increased audit and legal expenses.
      o Commission expenses increased by approximately $370,000 primarily due to commissions paid on increases in royalty revenues.
      o Bad debt expenses decreased by approximately $865,000 due to write-downs and write-offs effected in 1996 to properly reflect the receivable portfolio and its characteristics.
      o Compensation expenses decreased by approximately $285,000 due to staff reductions implemented by GBS, partially offset by the establishment of new departments at the corporate level.
      o A reduction of other overhead by GBS (excluding the compensation decrease mentioned above) of approximately $600,000 as part of a general cost reduction program.
      o Increases in overhead associated with Mr. Appliance, Mr. Electric and National Accounts totaling approximately $490,000, due to increased activity in Mr. Appliance and Mr. Electric and the establishment of National Accounts in 1997.

         Income tax expense or benefit includes the current federal tax expense or benefit and the effect of deferred taxes related primarily to timing differences between financial and income tax reporting. For the years ended December 31, 1997 and December 31, 1996, the Company recorded income tax expense of $378,000 and an income tax benefit of $158,000, respectively.

         The Company establishes valuation allowances in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and is recognizing benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

         The Company expects to realize the net asset principally through the implementation of reasonable tax strategies based on future income projections. Although the Company experienced losses in 1996 and 1995, management believes these losses were primarily attributed to substantial asset writedowns in 1996 that also impacted 1995. Management considers such a writedown as unusual. The valuation allowance as of December 31, 1997 and 1996 pertains primarily to the alternative minimum tax net operating losses available for carryforward. Management has determined it is unlikely that this component of the deferred tax asset will be realized

         During the fourth quarter of 1996, various year-end adjustments were recorded to the consolidated financial statements. The effect of these adjustments was a net decrease in total assets of $2,301,000, a net decrease in liabilities of $305,000, a net decrease in stockholders' equity and corresponding increased net loss of $1,996,000. These adjustments were primarily to increase the allowance for doubtful accounts and notes receivable, adjustments to and write-downs of assets held for sale, and write-off's of notes receivable.


LIQUIDITY AND CAPITAL RESOURCES:

         At December 31, 1997, the Company's working capital ratio was 3.4 to 1 compared to 2.7 to 1 at December 31, 1996. The Company had working capital of $5,487,000 at the end of 1997, as compared to $4,366,000 at the end of 1996. The increase in the Company's working capital ratio and working capital is primarily due to increases in short term investments and marketable securities ($534,000), accounts receivable from related parties ($344,000), current portion of notes receivable ($430,000), accounts receivable ($454,000) and inventories and prepaid expenses ($279,000). These increases were partially offset by decreases in cash and cash equivalents ($252,000) and federal income tax receivable ($935,000). The Company received cash for the federal income tax receivable with the exception of $200,000 which was applied toward 1997 taxes.

         Capital expenditures for 1997 were $173,000, compared to $404,000 for 1996. Management believes that the Company's cash flow supplemented by the Company's positive cash position will be adequate to fund the Company's capital requirements.

         The Company has a $300,000 line of credit, of which $219,500 was available as of December 31, 1997. The line of credit expires in November 1998.

         Net cash used by operating activities for 1997 totaled $453,000 as compared to $1,400,000 for the year ended 1996. The difference is due primarily to net income of $747,000 in 1997, as compared to a net loss of $441,000 in 1996. Net cash provided by investing activities for 1997 was $419,000, as compared to $680,000 used in investing activities in 1996, a net change of $1,099,000, which is due primarily from reductions in purchases of property and equipment ($231,000), assets held for resale ($258,000) and net purchases of marketable securities ($378,000), along with an increase in the amount collected on notes receivable ($273,000). Net cash used in financing activities in 1997 was $218,000 as compared to $454,000 in cash provided by financing activities in 1996, a net change of $672,000, which is due primarily to a $419,000 payment on a shareholder note in 1996 and debt reduction in 1997.

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 1997 and 1996, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $2,249,000 and $2,431,000, respectively. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. The Company also has the option of substituting its notes receivable from franchisees of equal of greater value. During 1997 and 1996, the Company exchanged notes aggregating approximately $29,000 and $324,000, respectively, for franchisee defaulted notes. In addition, approximately $37,000 and $24,000 was paid to SunTrust during 1997 and 1996, respectively, representing monthly installments on behalf of franchisees in default.

         In September 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by The Dwyer Group, Inc. and the franchising subsidiary for such franchisee. The Company receives from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then The Dwyer Group, Inc., within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. The Company was not required to make any such payments in 1996 or 1997. At December 31, 1997 and 1996, the Parent was contingently liable for approximately $799,000 and $29,000, respectively, relating to such notes.

         Franchisees borrowing from Sun Trust and Phoenix are generally required to make a down payment equal to 20-30% of the investment to be financed.

         In connection with its franchising activities, the Company regularly extends credit to prospective franchisees to finance their purchase of franchises. The repayment of such indebtedness is secured by the assets of such franchises, including the franchise rights sold to the franchisees. The Company does recognize as revenue, franchise sales represented by notes from franchisees who have made a down payment in cash of at least 20% of the sales price and have completed training. At December 31, 1997 and 1996, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $3,754,000 and $3,408,000, respectively. At December 31, 1997, the Company's allowance for doubtful notes was $816,000, which the Company believes is adequate for the size and nature of its notes receivable.

         In February 1995, the Company reached an agreement with the estate of the late Donald J. Dwyer, Sr. ("Mr. Dwyer") regarding resolution of a discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance in force at the time of death was less than the $2,000,000 of life insurance in force as stated at the time of the July 1994 offering of Common Stock. The life insurance in force at the time of death was $1,050,000. In February 1995, the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable in February 1997, resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded as an additional capital contribution and as a note receivable. The note receivable was classified as a reduction in stockholders' equity. During 1995, the estate paid principal and interest in the amount of $531,000 and $65,000, respectively. During 1996, the estate paid the remaining principal of $419,000 and interest in the amount of $38,000.


YEAR 2000:

         The Company has conducted a comprehensive review of its computer systems to identify the impact of the "Year 2000" issue. The Company has developed a plan to address the problem and is currently implementing such plan. The impact is not expected to have a material effect on the Company or its results of operations.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY:

         The Company's operating results could vary significantly from period to period as a result of a variety of factors, including the timing of acquisitions, the length of the Company's franchise sales cycles; the ability of franchisees to collect their receivables and satisfy obligations under franchise agreements with the Company; seasonal conditions in the markets in which the Company's franchisees operate and competitive factors. For instance, Rainbow's revenues have historically decreased during cold weather months and increased during hot weather months and GBS's and EKW's revenues typically increase significantly during the tax season. There can be no assurance that such factors will not result in significant fluctuations in the Company's operating results in the future.


INFLATION:

         Inflation has not historically had a material effect on the Company's operations, and is not expected to have a material impact on the Company in the future.


UNCERTAINTY OF FORWARD-LOOKING STATEMENTS:

This Annual Report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in the Annual Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends", "estimates", "expects", "projects", "anticipates", "foreseeable future", "seeks", and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


ACCOUNTING MATTERS:

         Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. There was no material impact on the Company's financial statements resulting from the adoption of SFAS No. 128.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS No. 131 are effective for financial statements for financial years beginning after December 15, 1997. The Company will comply with the disclosure requirements of SFAS No. 131 in its financial statements for its fiscal year ending December 31, 1998. The Company believes that there will be no material impact on its financial statements resulting from the adoption of SFAS No. 131.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, together with the independent auditors' reports of BDO Seidman, LLP for 1997 and Coopers & Lybrand L.L.P. for 1996, appear on pages 29 through 35 of this report. See Index to Financial Statements on page 28 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 27, 1997, the Audit Committee of the Board of Directors of the Company approved the dismissal of Coopers & Lybrand L.L.P. as its certified independent public accountants and the appointment of BDO Seidman, LLP as its certified independent public accountants, effective on such date. The Company did not consult with BDO Seidman, LLP prior to such appointment with respect to any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any disagreement with the Company's certified independent public accountants. From July 1995, until such date, the Company had engaged Coopers & Lybrand L.L.P. as its certified independent public accountants. During the period of the engagement of Coopers & Lybrand L.L.P. by the Company, there were disagreements expressed in 1997 with the Management of the Company concerning the application of accounting principles with respect to accounting for assets held for resale and the collectibility of certain notes receivable, all of which were ultimately resolved to the satisfaction of Coopers & Lybrand L.L.P. and communicated to the Audit Committee of the Board of Directors. As a result of the application of accounting principles with respect to assets held for resale, the audited financial statements of the Company for 1995 were restated. Non-resolution of these disagreements to the satisfaction of Coopers & Lybrand L.L.P. would have caused them to make reference to the disagreements in their financial reports to the Company. Coopers & Lybrand L.L.P. advised the Audit Committee of the Board of Directors that during their audits of the 1995 and 1996 consolidated financial statements of the Company, certain matters were noted involving the Company's internal control structure and its operation which, in the aggregate, may be considered reportable conditions, as defined by the American Institute of Certified Public Accountants. The Company authorized Coopers & Lybrand L.L.P. to respond fully to the inquiries of the successor accountant concerning the subject matter of each disagreement. No report on the financial statements of the Company rendered by Coopers & Lybrand L.L.P. contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, the scope of audit performed, or accounting principles, however, the report of Coopers & Lybrand L.L.P. dated April 11, 1997 contained an explanatory paragraph referring to the prior period adjustment for the correction of an error in the consolidated financial statements of the Company for the year ended December 31, 1995.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                                      AGE                 POSITION
----                                      ---                 --------
Theresa Dwyer.............................63..................Chairperson of the Board of Directors and Director
Robert Tunmire............................39..................President, Chief Executive Officer and Director
Dina Dwyer-Owens..........................35..................Secretary, Vice President of Operations and Director
Thomas J. Buckley.........................51..................Treasurer and Chief Financial Officer
Stephen E. Beatty.........................47..................Vice President
Donald J. Dwyer, Jr.......................33..................Director of International Operations and Director
James L. Sirbasku.........................58..................Director
John P. Hayes.............................48..................Director
Donald E. Latin...........................67..................Director
Michael Bidwell...........................39..................President of Rainbow
Richard Cross.............................48..................President of Mr. Rooter and Mr. Appliance
David Bethea..............................55..................President of GBS and EKW

         All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

Theresa Dwyer has been Chairperson of the Board of Directors since July 1995 and Director of the Company since December 1994. She has been the majority stockholder and President of the following privately held companies: Worldwide Cabinet Systems, Inc.; Worldwide Refinishing Systems, Inc.; Worldwide Whirlpool Systems, Inc.; Worldwide Franchise Consultants, Ltd.; Aames Auto Leasing, Inc.; and Sun Screen of Austin, Inc. since December 1994. She also serves as Vice President of Worldwide Supply, Inc., and Secretary of Dwyer Real Estate and Development, Inc. Mrs. Dwyer also serves as Managing Partner of Dwyer Investments, Ltd. Prior to December 1994 Mrs. Dwyer was self-employed.

Robert Tunmire has been President and Chief Executive Officer of the Company since December 1994 after serving as Executive Vice President since June 1993. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January 1992 through May 1993, after serving from May 1989 as Director and Executive Vice President. Mr. Tunmire currently serves as President of Mr. Electric and Aire Serv. From December 1980 until May 1989, Mr. Tunmire was employed by Rainbow, most recently as Executive Vice President of Franchise Counseling. Mr. Tunmire has approximately 22 years experience in the franchising industry.

Thomas J. Buckley has served as Treasurer and Chief Financial Officer since August 1997. Prior to that time, he served as Chief Financial Officer of Watermarc Food Management Co. since 1994. From 1990 to 1994, Mr. Buckley served as Vice President of Finance and Franchising for Western Sizzlin' Restaurants. Mr. Buckley has also owned and operated his own franchising business as a regional franchisor of SpeeDee Oil Change & Tune-Up. Mr. Buckley has over 16 years experience in the franchising industry.

Stephen E. Beatty has served as the Company's Vice President since August 1997. He previously served as Treasurer and Chief Financial Officer since December 1994 and as Controller from April 1993 to December 1994. Prior to that time, Mr. Beatty served as Controller for Gulf Stream Coach, Inc., a company that manufactures recreational vehicles, from August 1991 to April 1993. Mr. Beatty served as Treasurer and Vice President of Finance for SMI International, Inc., a company specializing in franchising businesses, from April 1987 to June 1991. Mr. Beatty has over 13 years of experience in the franchising industry.

Dina Dwyer-Owens has served as Vice President of Operations since September 1995 after serving as Co-Chair of the Board of Directors from December 1994 to July 1995, and has been a Director and Secretary of the Company since May 1989. Ms. Dwyer-Owens has been employed by Dwyer Real Estate and Development, Inc., a real estate concern located in Waco, Texas, since June 1981, most recently as President. She also serves as Director to Rainbow, Mr. Rooter and National Accounts and is President of National Accounts.

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

Donald E. Latin has served as a Director since July 1995. He founded and, since 1986, has served as President of D. Latin and Company, Inc., an investment banking company which provides such corporate finance services as: the raising of capital, mergers and acquisitions, valuation of businesses, fairness opinions, and other financial advisory services.

Michael Bidwell has been President of Rainbow since July 1995. Mr. Bidwell was a Rainbow franchisee in Tucson, Arizona from April 1984 to June 1995, and a Mr. Rooter franchisee from August 1992 to June 1995. From 1986 to June 1995, Mr. Bidwell served as President of Ramsoo, Inc., an Arizona corporation, which operated the Rainbow and Mr. Rooter franchises in Tucson, Arizona. From November 1987 until July 1995, Mr. Bidwell was also a franchisee and regional director for Worldwide Refinishing Systems, Inc., a related party to the Company. Mr. Bidwell also serves as a Director of National Accounts.

Richard Cross has been President and Chief Operating Officer of Mr. Rooter and Mr. Appliance since December 1997. From December 1994 to December 1997, Mr. Cross was Vice President and Chief Operating Officer of Mr. Rooter. From January 1996 to December 1997, Mr. Cross was Vice President and Chief Operating Officer of Mr. Appliance. Mr. Cross previously served as Vice President of Marketing from December 1991 to October 1993. Prior to that time, he served as National Marketing Director for Leadership Management, Inc., a company specializing in franchising businesses, from December 1986 to November 1991. Mr. Cross was also Chief Operating Officer of Mr. Electric and Aire Serv from December 1994 until January 1996. Mr. Cross also serves as a Director of National Accounts.

David Bethea was named President of General Business Services and E.K. Williams in July 1997. For more than a decade, Mr. Bethea owned a very successful Marcoin/E.K.Williams franchise in Northeast Florida. Diversifying, he purchased several other businesses in Jacksonville, Florida. In 1992, he joined E.K. Williams as Director of Training, and went on to become General Manager of EKW. From 1994 to July 1997, Mr. Bethea served as Executive Vice President of Franchise Support for both E.K. Williams and General Business Services and he served as Chief Operating Officer of both companies.

Donald J. Dwyer, Jr. and Dina Dwyer-Owens are the son and daughter, respectively, of Theresa Dwyer and the late founder, Donald J. Dwyer.


BOARD PARTICIPATION AND STRUCTURE

The Board of Directors met four times during 1997 and additionally took action once by means of written consent. Each director attended all of the meetings with the exception of Mr. Sirbasku and Donald Dwyer, Jr., who each missed one meeting. Non-employee directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

The Audit Committee met twice during 1997. All members attended with the exception of Mr. Hayes who missed one meeting.


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

Based solely on its review of the copies of such forms received by it with respect to the fiscal year ended December 31, 1997, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with, except that during fiscal 1997 the following officers and directors were late in filing the number of reports indicated as required by
Section 16(a): Messers. Tunmire (6), Donald Dwyer, Jr. (2), Buckley (1), Hayes
(1), Bethea (5), Cross (4), and Bidwell (5) and Ms. Dwyer (2) and Ms. Dwyer-Owens (6). No other officer, director, or ten percent shareholder was late in filing his or its reports pursuant to Section 16(a).

ITEM 10.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following information sets forth compensation earned by the Company's Chief Executive Officer and all other of its executive officers whose annual compensation exceeded $100,000 in 1997, for services rendered for the Company and its Subsidiaries during the fiscal years indicated:

                                                       SUMMARY COMPENSATION TABLE
                                                                                                        LONG TERM
                                                            ANNUAL COMPENSATION                       COMPENSATION
                                             --------------------------------------------------      ----------------
           NAME AND                                                                               SECURITIES UNDERLYING
      PRINCIPAL POSITION            YEAR         SALARY($)         BONUS($)        OTHER($)              OPTIONS

Robert Tunmire,                     1997         $205,500(1)       $   ----          ----                  ----
   President & CEO                  1996          215,818(1)           ----          ----                  ----
                                    1995          196,414(1)         20,779          ----                100,000
                                                                                     ----
Michael Bidwell,                    1997         $121,626          $ 13,170          ----                 50,000
   President of Rainbow             1996          118,360            44,360          ----                  ----
                                    1995           68,495            14,101          ----                 25,000
                                                                                     ----
Richard Cross,                      1997         $ 69,838          $ 32,761          ----                  ----
   President of Mr. Rooter &        1996           63,808            26,712          ----                  5,000
   Mr. Appliance                    1995           54,000            34,244          ----                  ----

David Bethea,                       1997         $ 78,376          $ 25,628          ----                  6,420
   President of GBS & EKW           1996           76,319             9,852          ----                  5,000
                                    1995           66,575             5,000          ----                  ----


-----------------------------------

(1)      Includes salary and any commissions from franchise sales.


The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 1997:


                                                 OPTION GRANTS IN LAST FISCAL YEAR

                                  NUMBER OF            PERCENT OF TOTAL
                                 SECURITIES           OPTIONS GRANTED TO            EXERCISE
                                 UNDERLYING               EMPLOYEES                 OR BASE                EXPIRATION
          NAME                 OPTIONS GRANTED          IN FISCAL YEAR              PRICE (1)                 DATE
          ----               -------------------        --------------              ---------                 ----

Robert Tunmire                      ----                     ----                     ----                     ----
Michael Bidwell                    25,000                     15%                     $1.88                  12/23/07
     "        "                    25,000                     15%                     $2.25                  12/23/07
Richard Cross                       ----                     ----                     ----                     ----
David Bethea                        6,420                     4%                      $1.88                  12/23/07

-------------------------

(1) Reflects the dollars per share exercise price, which is equal to or greater than the closing market price of the underlying security on the date of grant.

The following table shows option exercises during the year ended December 31, 1997 and the value of unexercised options at December 31, 1997 for the named executive officers who exercised options during 1997 or who had unexercised options at December 31, 1997.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR END OPTION VALUES

                                                                              NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING                 VALUE OF
                                                                             UNEXERCISED             UNEXERCISED IN-
                                                                          OPTIONS AT FISCAL         THE-MONEY OPTIONS
                                                                              YEAR END             AT FISCAL YEAR END
                              SHARES ACQUIRED                               (EXERCISABLE/             (EXERCISABLE/
          NAME                  ON EXERCISE         VALUE REALIZED         UNEXERCISABLE)          UNEXERCISABLE) (1)
          ----                  -----------         --------------         --------------          ------------------
Robert Tunmire                     ----                  ----              96,767 / 33,334            $9,030 / -0-
Michael Bidwell                    ----                  ----              35,000 / 40,000            -0- / $1,500
Richard Cross                      ----                  ----               3,500 / 4,000              $60 / $240
David Bethea                       ----                  ----              1,000 / 10,420              $60 / $625


-----------------------------


(1) The closing price of the Common Stock on December 31, 1997 was $1.94 per share.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1997, certain information regarding the beneficial ownership of Common Stock by (i) each of named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:


                                                                                      BENEFICIAL OWNERSHIP (1)
                                                                                      ------------------------
NAME AND ADDRESS OF  BENEFICIAL OWNER                                           NUMBER OF SHARES         PERCENT (2)
-------------------------------------                                           ----------------         -----------

Dwyer Investments, Ltd. (4) (5)                                                     4,060,936               59.2%
Donald J. Dwyer Family Trust (4)                                                      115,092                1.7%
Theresa Dwyer (3) (6) (7)                                                           4,012,454               59.2%
Donald J. Dwyer, Jr. (3) (7) (8) (9)                                                  158,398                2.3%
Dina Dwyer-Owens (3) (8) (10)                                                          39,577                 *
Robert Tunmire (3) (8) (11)                                                           124,008                1.8%
John Hayes (12)                                                                        20,250                 *
James Sirbasku (13)                                                                    15,000                 *
Donald E. Latin (14)                                                                   15,000                 *
Michael Bidwell (3) (15)                                                               39,160                 *
Richard Cross (3) (16)                                                                  5,142                 *
David Bethea (3) (17)                                                                   1,130                 *
Renaissance Capital Growth & Income Fund III (18)                                     675,000                9.9%
All officers and directors as a group (twelve persons) (5) (6) (7) (19)             4,345,883               61.6%

----------------------

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

(2) Based on a total of 6,775,427 shares of Common Stock outstanding prior to the exercise of any outstanding options or warrants.

(3) The principal business address of each of these individuals is c/o the Company, 1010 N. University Parks Drive, Waco, Texas 76707.

(4) Mr. Dwyer, former Chairman of the Board, President and CEO of the Company, died December 4, 1994. On April 10, 1997, his Estate distributed 4,077,501 shares of Common Stock beneficially owned by the Estate to Ms. Theresa Dwyer with the remaining 115,423 shares distributed to the Donald J. Dwyer Family Trust (the "Trust"), of which Ms. Theresa Dwyer and Mr. Donald Dwyer, Jr. are Co-Trustees. On September 4, 1997, Ms. Theresa Dwyer contributed 3,899,182 beneficially owned shares, and the Trust contributed 115,092 beneficially owned shares, to Dwyer Investments, Ltd. (the "Partnership") in exchange for equity interests. The principal address for the Partnership and the Trust is c/o the Company, 1010 N. University Parks Drive, Waco, Texas, 76707.

(5) The number of shares beneficially owned includes 90,000 Option Shares (held by the Partnership), currently exercisable pursuant to a Stock Option Agreement dated April 28, 1989, and 160,200 shares of Common Stock owned by another stockholder of the Company in connection with which the Partnership has sole voting power pursuant to a Shareholder Voting, Proxy and Stock Sale Agreement between Mr. Dwyer and such stockholder.

(6) Includes 3,896,062 shares of Common Stock of the Partnership over which Ms. Theresa Dwyer has sole voting power as Managing Partner.

(7) Includes 115,092 shares of Common Stock of the Trust over which Ms. Theresa Dwyer and Donald J. Dwyer, Jr., have shared voting power as Co-Trustees.

(8) Includes 7,042 shares of Common Stock of the Partnership over which the individual has full voting power.

(9) Includes 2,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(10) Includes 3,500 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(11) Includes 96,767 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(12) Includes 20,000 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Hayes. The principal business address of Mr. Hayes is 6612 Dupper Court, Dallas, Texas 75252.

(13) Includes 10,000 shares of Common stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Sirbasku. The principal business address of Mr. Sirbasku is 5205 Lakeshore Drive, Waco, TX 76710.

(14) Includes 10,000 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Latin. The principal business address of Mr. Latin is 600 N. Pearl Street, Suite 2250, Dallas, TX 75201.

(15) Includes 35,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(16) Includes 4,500 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(17) Includes 1,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(18) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(19) Includes 186,267 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company currently leases its principal executive and administrative facilities from an affiliated company owned by the Company's majority stockholder under a lease expiring December 31, 2000 requiring a monthly lease payment of approximately $31,000. In addition to rent, the Company pays for repairs and maintenance, promotional materials and other services from entities controlled by such majority stockholder. The Company expensed $757,271 for such rent and services in 1997 and $629,769 in 1996.

         The Company recognized income from related parties for accounting, legal and administrative services, interest income, product sales, commissions and management fees totaling $778,701 in 1997 and $812,985 in 1996.

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

         Donald J. Dwyer, Jr., and Dina Dwyer-Owens are the son and daughter, respectively, of Theresa Dwyer ("Ms. Dwyer") and the late founder, Donald J. Dwyer, Sr. ("Mr. Dwyer").

         In January 1998, the Company agreed to purchase Rainbow International Carpet Dyeing and Cleaning, Ltd., ("Rainbow Canada") from Ms. Dwyer, for a purchase price of $250,000. Rainbow Canada owns the Rainbow franchise rights for Canada and currently has 20 franchisees currently generating royalties of approximately $55,000 per year. The Company believes that the purchase price approximates the price that would be paid to an unrelated third party in a similar transaction.

         In 1993, the Company, Rainbow, and Mr. Dwyer entered into a reorganization agreement (the "Reorganization Agreement") pursuant to which Mr. Dwyer was issued 4,035,555 shares of the Company's common stock in exchange for all of the outstanding stock of Rainbow and GBS (the "Exchange"), and GBS and Rainbow became wholly owned subsidiaries of the Company. Of the shares issued, 340,300 shares were placed in escrow (the "Escrow Shares") until such time as GBS met certain earnings requirements. However the material definitive terms of the escrow were never resolved.

         Ms. Dwyer, and Donald J. Dwyer, Jr., were appointed and qualified as the personal representatives of Mr. Dwyer's Estate (the "Estate") and are now serving as co-trustees of the Dwyer Family Trust (the "Trust"). In lieu of the escrow arrangement contemplated by the Reorganization Agreement, and in order to more accurately represent the intent of the parties, the Company and personal representatives of Mr. Dwyer, the Estate and the Trust, entered into an Agreement relating to the Escrow Shares, effective as of June 1, 1993 (the "Agreement"). The Agreement provides for the cancellation of the Escrow Shares and such shares have been returned to the authorized but unissued shares of the Company's Common Stock as of June 1, 1993. Pursuant to the Agreement, 340,300 new shares of Common Stock (the "Contingent Shares") have been reserved by the Company's Board of Directors out of the Company's authorized but unissued Common Stock and may subsequently be issued to the successors and assigns of Mr. Dwyer if certain earnings targets are achieved by GBS or if GBS is sold to a third party in certain transactions as provided in the Agreement.

         Beginning July 1995, the Company agreed to pay Don Latin, an independent director, $2,500 for his services. In addition, in August 1995 the Company entered into a consulting agreement with another independent director, John Hayes, to provide consulting services regarding public relations, marketing and special projects for the company. During 1997 and 1996 the Company paid approximately $110,000 and $171,000 for Mr. Hayes' services, respectively.

         In December 1996 the Company, together with selected related parties, agreed to convert $908,632 of related party accounts receivable and accounts receivable from affiliates to interest bearing (9.25%) notes receivable. These notes are payable in full by December 31, 2006.

         In February 1995, the Company reached an agreement with the Estate of Mr. Dwyer regarding resolution of a discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance in force at the time of death was less than the $2,000,000 of life insurance stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000. In February 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable in February 1997, resolving the discrepancy of life insurance in force and life insurance previously reported to be in force. This transaction was recorded in February 1995 as an additional capital contribution and as a note receivable. The note receivable was classified as a reduction in stockholders' equity. During 1995 the estate paid principal and interest in the amount of $531,103 and $65,355, respectively. During 1996 the estate paid the remaining principal of $418,896 and interest of $38,376.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Documents filed as a part of this report:

1.       Financial Statements

                  The Consolidated Financial Statements of the Company are included in Part II, Item 7. See index on page 28.

2.       Exhibits
         --------
     3.1      Certificate of Incorporation, as amended (1)
     3.2      Certificate of Amendment of Certificate of Incorporation filed June 12, 1987 (2)
     3.3      Certificate of Amendment of Certificate of Incorporation filed May 8, 1988 (2)
     3.4      Certificate of Amendment of Certificate of Incorporation filed July 30, 1993 (2)
     3.5      Bylaws (1)
     4.1      Form of Representative's Warrant Agreement, including Representative's Warrant (2)
     4.2      Warrants to Purchase Common Stock issued to Norcross Securities, Inc. (2)
    10.1      Stock Option Plan, as amended, and form of Employee Stock Option Agreement (1)
    10.2      Form of Rainbow International Carpet Dyeing and Cleaning Co. License Agreement (2)
    10.3      Form of Mr. Rooter Corporation Franchise Agreement (2)
    10.4      Form of General Business Services License Agreement (2)
    10.5      Form of Aire Serv Corporation Franchise Agreement (2)
    10.6      Certificate of Registration of Service Mark "MR. ROOTER" (1)
    10.7      Certificate of Registration of Service Mark "QUICK-AS-A-WINK" (1)
    10.8      Certificate of Registration of Mr. Rooter logo (1)
    10.9      Certificate of Registration of Service Mark "Super Kleens" logo (1)
    10.10     Certificate of Registration for Service Mark "America's Trouble Shooter" (1)
    10.11     Certificate of Registration of Trademark "MR. ROOTER" issued by Office of Consumer and Corporate
              Affairs in Canada (1)
    10.12     Lease Agreement between Donald J. Dwyer and Mr. Rooter Corporation, dated December 20, 1991 (2)
    10.13     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Training
              Center, commencing January 1, 1993 (2)
    10.14     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Waco
              Franchise, commencing January 1, 1993 (2)
    10.15     Lease Agreement between Donald J. Dwyer and General Business Services, dated August 31, 1993 (2)
    10.16     Lease Agreement between Donald J. Dwyer and Rainbow International, dated September 1, 1993 (2)
    10.17     Lease Agreement between Donald J. Dwyer and The Dwyer Group, Inc., dated February 18, 1994 (2)
    10.18     Agreement and Plan of Reorganization and Share Exchange (3)
    10.19     Agreement for Purchase and Sale of Assets of National Manufacturing & Supply Corporation (4)
    10.20     Franchisee Financing Agreement dated July 2, 1993, with Addendum dated December 23, 1993 (4)
    10.21     Shareholders' Voting Proxy and Stock Sale Agreement, between Donald J. Dwyer, Sr. and Vernon Lee
              Russell and wife, Sylvia Russell, and the Company (5)
    10.22     Stock Purchase Agreement between Donald J. Dwyer, Sr., Vernon Lee Russell and Sylvia Russell (5)
    10.23     Stock Option Agreement between the Company and Donald J. Dwyer (5)
    10.24     Incentive Stock Option Agreement between the Company and John Appel for 25,000 shares of the Company's
              Common Stock (4)
    10.25     Incentive Stock Option Agreement between the Company and Douglas C. Holsted for 12,500 shares of the
              Company's Common Stock (1)
    10.26     Incentive Stock Option Agreement between the Company and Dina Dwyer-Owens for 2,500 shares of the
              Company's Common Stock (1)
    10.27     Incentive Stock Option Agreement between the Company and Robert A. Tunmire for 50,000 shares of the
              Company's Common Stock (1)
    10.28     Employment Contract between the Company and Donald J. Dwyer (1)
    10.29     Guaranty Agreement, executed December 1, 1982 by Rainbow International Carpet Dyeing and Cleaning
              Company (2)


    10.30     Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company
              (2)
    10.31     Promissory Note, executed January 7, 1993, by and between Pride Venture Capital, Inc. and GTL Services,
              Ltd. (2)
    10.32     Form of Affiliate Transactions Agreement (2)
    10.33     Stock Purchase Agreement dated May 14, 1994 by and between The Dwyer Group, Inc., Co Data AG and
              Central Data BV (6)
    10.34     Irrevocable Stock or Bond Power, Note and Security Agreement, dated May 25, 1994, by and between
              Christian Mission Concerns, as lender, and the Company, as borrower (2)
    10.35     Mutual Release by and between General Business Services, Pride Venture Capital and GTL Services Ltd.,
              effective June 10, 1994 (2)
    10.36     Assignment of Judgments and Claims, executed by and between General Business Services, Inc., Pride
              Venture Capital, Inc., and GTL Services, Ltd., dated June 10, 1994 (3)
    10.37     Promissory Note, executed June 8, 1994, by and between the Company and NationsBank of Texas, N.A. (2)
    10.38     Promissory Note, executed June 9, 1994, by and between the Company and Central National Bank (2)
    10.39     Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994 (7)
    10.40     Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service
              Station Computers Systems, Inc. (7)
    10.41     Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the
              Company's Common Stock (7)
    10.42     Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the
              Company's Common Stock (7)
    10.43     Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the
              Company's Common Stock (7)
    10.44     Incentive Stock Option Agreement by and between the Company and Matthew Michel (7)
    10.45     Mutual Release by and between General Business Services, Inc., and Paul Woody effective June 30, 1996
    10.46     Consulting Agreement by and between General Business Services, Inc., E.K. Williams & Co., and Paul
              Woody effective July 1, 1996
    10.47     Stock Option Agreement by and between the Company and Paul Woody for 25,000 shares of the
              Company's Common Stock
    10.48     Agreement dated as of June 1, 1993, between the Company and the personal representatives of
              Mr. Donald J. Dwyer, Sr., his Estate and the Dwyer Family Trust regarding cancellation of 340,300
              Escrow Shares (8)
    10.49*    Form Of Stock Option Agreement by and between the Company and Don Latin for 10,000 shares of the
              Company's Common Stock
    10.50*    1997 Stock Option Plan and Form Of Employee Stock Option Agreement
    10.51*    Form Of Warrant Agreement and Warrant issued to V. Lee Russell
    10.52*    Form Of Warrant Agreement and Warrant issued to David B. Duck.
    10.53*    Form Of Stock Option Agreement by and between the Company and Target Enterprises, Inc. for 28,500 shares of the Company's Common Stock.
    10.54*    Form Of Stock Option Agreement by and between the Company and John Hayes for 11,420 shares of the
              Company's Common Stock
    21.1*     List of Subsidiaries
    27*       Financial Data Schedules

* Filed herewith.
--------------------------

(1) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No. 33-7290-FW).

(2) Incorporated by reference to the Registrant's Form SB-2 registration statement (SEC File No. 33-78814).

(3) Incorporated by reference to the Registrant's Form 8-K/A dated as of June 1, 1993 (SEC File No. 0-15227).

(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 1993 (SEC File No. 0-15227).

(5) Incorporated by reference to the Registrant's Schedule 13D of Donald J. Dwyer, dated May 4, 1989, filed May 9, 1989 (SEC File No. 0-15227).

(6) Incorporated by reference to the Registrant's Form 8-K dated as of May 14, 1994 (SEC File No. 0-15227).

(7) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1994 (SEC File No. 0-15227).

(8) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1997 (SEC File No. 0-15227).


--------------
(b) Reports on Form 8-K

     NONE

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 16th day of March, 1998.


                   The Dwyer Group, Inc.


                   By: /s/Thomas J. Buckley
                      -----------------------------------------------
                          Thomas J. Buckley, Chief Financial
                          Officer and Treasurer


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


Signatures                                                    Title                                       Date
----------                                                    -----                                       ----

/s/ Theresa Dwyer                                             Chairperson of the                          March 16, 1998
---------------------------                                   Board of Directors and Director
Theresa Dwyer

/s/ Robert Tunmire                                            President and                               March 16, 1998
---------------------------                                   Chief Executive Officer
Robert Tunmire                                                (Principal Executive Officer)


/s/ Dina Dwyer-Owens                                          Secretary and                               March 16, 1998
-----------------------                                       Vice President of Operations
Dina Dwyer-Owens

/s/ Thomas J. Buckley                                         Chief Financial Officer                     March 16, 1998
------------------------                                      and Treasurer
Thomas J. Buckley

/s/ James Sirbasku                                            Director                                    March 16, 1998
-------------------------
James Sirbasku

/s/ Donald J. Dwyer, Jr.                                      Director                                    March 16, 1998
------------------------
Donald J. Dwyer, Jr.

/s/ John P. Hayes                                             Director                                    March 16, 1998
---------------------------
John P. Hayes

/s/ Donald E. Latin                                           Director                                    March 16, 1998
---------------------------
Donald E. Latin


INDEX TO FINANCIAL STATEMENTS


                                                                                                                    Page
                                                                                                                    ----

Reports of Independent Accountants..................................................................................29-30

Consolidated Balance Sheets as of December 31, 1997 and 1996........................................................31-32

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996...................................33

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996.........................34

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996...................................35

Notes to Consolidated Financial Statements.............................................................................36


REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors
The Dwyer Group, Inc.
Waco, Texas


We have audited the accompanying consolidated balance sheet of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







BDO SEIDMAN, LLP
Dallas, Texas
March 6, 1998

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
The Dwyer Group, Inc.
Waco, Texas


We have audited the accompanying consolidated balance sheet of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







COOPERS & LYBRAND L.L.P.
Fort Worth, Texas
April 11, 1997

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                               DECEMBER 31,
                                                                        ---------------------------
                                                                            1997            1996
                                                                        -----------     -----------
CURRENT ASSETS:
       Cash and cash equivalents                                        $ 1,568,187     $ 1,820,167
       Short-term investments, held-to-maturity                                  --       1,084,061
       Marketable securities, available-for-sale                          2,327,090         709,246
       Trade accounts receivable, net of allowance for doubtful
             accounts of $265,923 and $429,647, respectively              1,070,573         616,959
       Accounts receivable from related parties                             660,717         317,053
       Accrued interest receivable, including amounts due from
             related parties of $183,539 and $134,428, respectively         197,672         183,272
       Trade notes receivable, current portion                            1,115,707         686,117
       Inventories                                                          306,751         143,794
       Prepaid expenses                                                     376,556         260,947
       Federal income tax receivable                                             --         935,443
       Notes receivable from related parties, current portion               142,723         130,453
                                                                        -----------     -----------

          TOTAL CURRENT ASSETS                                            7,765,976       6,887,512

PROPERTY AND EQUIPMENT, at cost, net                                      1,070,375       1,259,863

NOTES AND ACCOUNTS RECEIVABLE FROM RELATED PARTIES                        1,268,015       1,413,862

ASSETS HELD FOR SALE                                                        166,575         452,428

TRADE NOTES RECEIVABLE, net of allowance for doubtful notes of
             $816,054 and $1,633,092, respectively                        3,760,824       4,521,896

PURCHASED FRANCHISE RIGHTS, net                                           1,446,251       1,177,929

INVESTMENT, equity method                                                   418,117         389,241

NET DEFERRED TAX ASSET                                                      429,779         342,046

OTHER ASSETS                                                                212,124         787,301
                                                                        -----------     -----------

TOTAL ASSETS                                                            $16,538,036     $17,232,078
                                                                        ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                                   DECEMBER 31,
                                                                          ------------------------------
                                                                              1997              1996
                                                                          ------------      ------------
CURRENT LIABILITIES:
       Accounts payable, trade                                            $    774,197      $  1,007,146
       Accounts payable to related parties                                      44,237            61,490
       Accrued liabilities                                                   1,235,101         1,172,417
       Current maturities of long-term debt                                    224,963           280,689
                                                                          ------------      ------------

          TOTAL CURRENT LIABILITIES                                          2,278,498         2,521,742

LONG-TERM DEBT                                                                 487,116           612,381

DEFERRED FRANCHISE SALES REVENUE                                             1,539,085         2,250,299

FRANCHISE FUNDS HELD FOR ADVERTISING                                                --           459,586
                                                                          ------------      ------------

TOTAL LIABILITIES                                                            4,304,699         5,844,008

Commitments and contingencies

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value - 500,000 shares authorized,
               none outstanding                                                     --                --
       Common stock, $.10 par value - 15,000,000 shares authorized,
               6,895,252 issued and outstanding in 1997 and 7,235,552
               issued and outstanding in 1996                                  689,526           723,556
       Additional paid-in capital                                            9,020,358         8,941,029
       Retained earnings                                                     2,543,612         1,796,836
       Unrealized gain on available-for-sale securities                         74,012            22,770
       Treasury stock, at cost, 119,825 shares in 1997 and 122,425
               shares in 1996                                                  (94,171)          (96,121)
                                                                          ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                                  12,233,337        11,388,070
                                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 16,538,036      $ 17,232,078
                                                                          ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                          1997              1996
                                                                       -----------       ----------
REVENUES:
     Royalties                                                         $ 8,022,283       $7,324,213
     Franchise fees                                                      3,415,352        3,495,792
     Sales of products and services                                      1,561,710          850,129
     Tax services                                                          781,788          728,267
     Interest                                                              656,935          553,931
     Other                                                               1,072,284        1,140,611
                                                                       -----------       ----------

        TOTAL REVENUES                                                  15,510,352       14,092,943

COSTS AND EXPENSES:
     General, administrative and selling                                11,751,752       12,153,494
     Costs of product and service sales                                  1,112,051          476,780
     Cost of tax services                                                  905,724          857,975
     Depreciation and amortization                                         556,642          522,068
     Interest                                                               59,108           47,342
     Write down of assets held for resale                                        -          634,289
                                                                       -----------       ----------

        TOTAL COSTS AND EXPENSES                                        14,385,277       14,691,948

Income (loss) before income taxes                                        1,125,075         (599,005)
Income tax (expense) benefit                                              (378,299)         157,882
                                                                       -----------       ----------

NET INCOME (LOSS)                                                      $   746,776       $ (441,123)
                                                                       ===========       ==========

EARNINGS (LOSS) PER SHARE - BASIC                                      $      0.11       $    (0.06)
                                                                       ===========       ==========

EARNINGS (LOSS) PER SHARE - DILUTED                                    $      0.11       $    (0.06)
                                                                       ===========       ==========

WEIGHTED AVERAGE COMMON SHARES                                           6,774,323        7,113,127
                                                                       ===========       ==========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                                          6,886,458        7,315,648
                                                                       ===========       ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                                        ADDITIONAL                     RECEIVABLE
                                                             COMMON STOCK                PAID-IN         RETAINED         FROM
                                                        SHARES          DOLLARS          CAPITAL         EARNINGS      SHAREHOLDER
                                                     ------------     ------------     ------------    ------------    -----------
Balance at January 1,1996                               7,235,552     $    723,556     $  8,941,029    $  2,237,959    $  (418,896)
                                                     ------------     ------------     ------------    ------------    -----------

Net income (loss) for the year                                 --               --               --        (441,123)            --
Payments received on stockholder note                          --               --               --              --        418,896
Increase in unrealized appreciation in carrying
     value of investments (net of tax of $12,262)              --               --               --              --             --
                                                     ------------     ------------     ------------    ------------    -----------

Balance at December 31,1996                             7,235,552          723,556        8,941,029       1,796,836             --

Net income for the year                                        --               --               --         746,776             --
Issuance of stock from treasury                                --               --            2,600              --             --
Issuance of options to non-employees                           --               --           76,729              --             --
Increase in unrealized appreciation in carrying
     value of investments (net of tax of $26,397)              --               --               --              --             --
Cancellation of escrow shares                            (340,300)         (34,030)              --              --             --
                                                     ------------     ------------     ------------    ------------    -----------
Balance at December 31,1997                             6,895,252     $    689,526     $  9,020,358    $  2,543,612    $        --
                                                     ============     ============     ============    ============    ===========


                                                      UNREALIZED
                                                       GAIN ON
                                                      AVAILABLE
                                                       FOR SALE             TREASURY STOCK
                                                      SECURITIES        SHARES          DOLLARS           TOTAL
                                                     ------------    ------------     ------------     ------------
Balance at January 1,1996                            $         --         122,425     $    (96,121)    $ 11,387,527
                                                     ------------    ------------     ------------     ------------

Net income (loss) for the year                                 --              --               --         (441,123)
Payments received on stockholder note                          --              --               --          418,896
Increase in unrealized appreciation in carrying
     value of investments (net of tax of $12,262)          22,770              --               --           22,770
                                                     ------------    ------------     ------------     ------------

Balance at December 31,1996                                22,770         122,425          (96,121)      11,388,070

Net income for the year                                        --              --               --          746,776
Issuance of stock from treasury                                --          (2,600)           1,950            4,550
Issuance of options to non-employees                           --              --               --           76,729
Increase in unrealized appreciation in carrying
     value of investments (net of tax of $26,397)          51,242              --               --           51,242
Cancellation of escrow shares                                  --              --               --          (34,030)
                                                     ------------    ------------     ------------     ------------

Balance at December 31,1997                          $     74,012         119,825     $    (94,171)    $ 12,233,337
                                                     ============    ============     ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                    YEARS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       1997            1996
                                                                   -----------     -----------
Operating activities:
     Net income (loss) for the period                              $   746,776     $  (441,123)
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                  556,642         522,068
        Provision for doubtful accounts                                 81,760         946,846
        Notes received for franchise sales                            (473,272)     (1,353,434)
        Change in deferred tax asset                                   (87,733)       (125,041)
        Gain on sale of assets                                         (78,346)        (42,673)
        Write down of assets held for sale                              50,286         634,289
        Other adjustments                                              119,321         (66,144)
    Changes in assets and liabilities:
        Accounts and interest receivable                              (468,014)       (364,569)
        Net change in receivables / payables to related parties       (360,917)       (553,405)
        Inventories                                                   (162,957)         (7,066)
        Prepaid expenses                                              (115,609)       (112,093)
        Federal income tax receivable                                  935,443        (288,802)
        Accounts payable and accrued liabilities                      (170,265)         20,087
        Franchise funds held for advertising                          (459,586)        141,139
        Deferred franchise sales revenue                              (711,214)       (189,290)
        Other                                                          144,450        (121,015)
                                                                   -----------     -----------
  Net cash used in operating activities                               (453,235)     (1,400,226)
                                                                   -----------     -----------

Investing activities:
    Collections of notes receivable                                    722,994         450,037
    Proceeds from sale of notes receivable                                  --         175,433
    Purchases of property and equipment                               (172,791)       (403,507)
    Acquisition of assets held for resale                                   --        (257,697)
    Acquisition of other assets                                        (60,168)       (318,834)
    Purchase of marketable securities                               (1,781,281)       (895,803)
    Sale of marketable securities                                    1,325,844         102,496
    Proceeds from sale of assets                                       200,000         419,061
    Unrealized gain on marketable securities                            51,242          22,770
    Collections on notes receivable from related parties               133,577          26,033
                                                                   -----------     -----------
  Net cash provided by (used in) investing activities                  419,417        (680,011)
                                                                   -----------     -----------

Financing activities:
    Proceeds from debt issued                                           80,500         589,559
    Payments received on shareholder note                                   --         418,896
    Payments on borrowings                                            (298,662)       (554,217)
                                                                   -----------     -----------
  Net cash provided by (used in) financing activities                 (218,162)        454,238
                                                                   -----------     -----------

Net decrease in cash and cash equivalents                             (251,980)     (1,625,999)
Cash and cash equivalents, beginning of year                         1,820,167       3,446,166
                                                                   -----------     -----------

Cash and cash equivalents, end of year                             $ 1,568,187     $ 1,820,167
                                                                   ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.   Organization and Description of Business

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

The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation ("Mr. Rooter") in 1972, and in 1986 it was reincorporated as The Dwyer Group, Inc., a Delaware corporation.

The Company provides a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns seven such businesses, which have an aggregate of approximately 1,400 franchises located in the United States, and through their master licensees, in 17 foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, the commitment of the Company to its mission and vision statements and the established reputation of its management team.

The Company operates its businesses through the following wholly owned subsidiaries:

     o Rainbow International Carpet Dyeing and Cleaning Co. ("Rainbow") is a franchisor of carpet cleaning and dyeing, air duct cleaning, and smoke, fire and water restoration services, with 389 franchises in the United States, and, through master franchise licensees, 138 franchise operations in 12 foreign countries. For the year ended December 31, 1997, Rainbow accounted for approximately 19.2% of the Company's consolidated revenues.

     o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter,"(R) with 188 franchise operations in the United States and, through master licensees, 88 franchises in seven foreign countries. For the year ended December 31, 1997, Mr. Rooter accounted for approximately 27.4% of the Company's consolidated revenues.

     o General Business Services, Inc. ("GBS") is a franchisor of small business management services with 334 franchises located throughout the United States, one franchise in Canada, and three franchises in Thailand through a master franchise licensee. Such business management services include, among others, business counseling, tax counseling, accounting services and products, financial counseling and personnel services. In addition, General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS located in Maryland, provides tax return preparation and tax research services to GBS and EKW franchisees. For the year ended December 31, 1997, GBS accounted for approximately 17.5% of the Company's consolidated revenues.

     o Edwin K. Williams & Co. ("EKW") is a franchisor of information systems and financial management services, specifically designed to meet the special needs of small businesses. EKW has a total of 156 franchises located throughout the United States and one master licensee in Canada. Its financial management services include, among others, accounting and bookkeeping services and systems, financial management analysis, payroll processing, and tax preparation and planning services. For the year ended December 31, 1997, EKW accounted for approximately 11.9% of the Company's consolidated revenues.

     o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark Aire Serv(R) and has 45 United States franchises and one foreign master licensee. For the year ended December 31, 1997, Aire Serv accounted for approximately 2.3% of the Company's consolidated revenues.

     o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). Mr. Electric has 51 franchises in the United States, and has granted three foreign master licenses. For the year ended December 31, 1997, Mr. Electric accounted for approximately 6.6% of the Company's consolidated revenues.

     o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of businesses relating to service and repair of appliances (both residential and commercial). Mr. Appliance began franchising in September 1996, and has 20 franchises in the United States. For the year ended December 31, 1997, Mr. Appliance accounted for approximately 2.2% of the Company's consolidated revenues.

     o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll free number for their general repair and 24 hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. For the year ended December 31, 1997, National Accounts accounted for approximately 5.7% of the Company's consolidated revenues.

The Company's primary sources of revenues are as follows:

     o Royalties from existing franchisees based on a percentage of each franchisee's gross sales. These fees range from 2% to 8% of the franchisee's sales, depending upon the particular franchise concept and upon various other factors.

     o    Franchise fees generated from the sale of new franchises.

     o Sales of products and services to its franchisees (by GBS and EKW) and to unrelated third parties (by National Accounts).

B.   Inventories

Inventories consist of products to be sold to the Company's franchisees and are stated at the lower of cost (first-in, first-out method) or market.

C.   Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of property capitalized under capital leases is included with depreciation expense.

D.       Earnings Per Share (EPS)

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

                                                 FOR THE YEAR ENDED DECEMBER 1997
                                                 --------------------------------
                                           Income             Shares             Per Share
                                        (Numerator)        (Denominator)           Amount
                                        -----------        -------------           ------
Basic EPS
    Net Income                            $746,776           6,774,323              $.11
                                                                                    ====

Effect of dilutive securities
    Warrants and options                                       112,135
                                          --------           ---------

Diluted EPS                               $746,776           6,886,458              $.11
                                          ========           =========              ====


                                                 FOR THE YEAR ENDED DECEMBER 1996
                                                 --------------------------------
                                           Income             Shares             Per Share
                                        (Numerator)        (Denominator)           Amount
                                        -----------        -------------           ------
Basic EPS
    Net Income                           $(441,123)          7,113,127             $(.06)
                                                                                   ======

Effect of dilutive securities
     Warrants and options                                      202,521
                                         ---------           ---------

Diluted EPS                              $(441,123)          7,315,648             $(.06)
                                         ==========          =========             ======


Options and warrants to purchase 542,225 shares of common stock were outstanding during 1997 but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares. The options were still outstanding at the end of 1997. Diluted EPS also does not include 340,300 contingent shares issuable upon certain conditions related to GBS (See Note 2.)


E.   Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Cash equivalents at December 31, 1997 includes, but is not limited to, $813,974 in money market funds. Included in cash equivalents at December 31, 1996 is $490,000 in money market funds and $200,000 in certificates of deposit. At December 31, 1996, cash and cash equivalents included national advertising funds held totaling $460,000. No such funds were included at December 31, 1997.


F.   Short Term Investments and Marketable Securities

The Company considers all highly liquid debt instruments purchased with an initial maturity of not less than three months but not more than twelve months to be short term investments. At December 31, 1996 the Company maintained a $1,084,000 Canadian bank one-year certificate of deposit which was held to maturity and was carried at cost.

Marketable securities, available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses are included in income.

G.   Franchise Operations

Revenues from the sale of regional franchise agreements and individual franchises in the United States and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Regional franchise agreements grant the regional franchisee the right to sell individual franchises in the regional franchisee's territory. The regional franchisee generally receives a commission on individual franchises sold as well as a share of future royalties from franchisees in the regional franchisee's territory. Interest on trade notes receivable is accrued and recorded as income, net of an allowance for uncollectible amounts, when due. In situations, however, where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collectibility is not reasonably certain, revenue is recognized on the installment method as amounts are collected. Interest on trade notes receivable resulting from sales recorded on the installment method is recorded when received.

Revenue from franchise royalties is generally recognized, net of an allowance for uncollectible amounts, when due from the franchisees.

The Company collects and holds in escrow 2% of Rainbow, Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric franchisees' sales to be used for national advertising. Prior to 1997, the Company recorded amounts related to such national advertising funds on its books. Beginning in 1997, in order to accurately reflect the nature of such funds, the amounts related to such funds are excluded from the Company's financial statements.

Revenue from product sales is recognized when orders are shipped. Revenue from services is recognized upon the completion of the service. For master license agreements, revenues are recognized upon completion of all significant initial services provided to the master licensee and upon satisfaction of all material conditions of the master license.

H.   Assets Held for Sale

On occasion, the Company has purchased franchise territories from existing franchisees, to be marketed to new franchisees. If there was a committed buyer for the acquired franchise territory, the acquisition was recorded as an asset held for sale at the lower of cost or fair market value. Any gain or loss realized when the territory was sold was included in results of operations. The cost of acquiring a non-operating or troubled franchise territory where there is not a committed buyer is expensed. The Company had no such assets on its books at December 31, 1997. The only asset held for sale at that date is real estate in Waco, Texas, which is carried at fair value.

I.   Income Taxes

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

J.   Purchased Franchise Rights and Patents and Trademarks

The Company may repurchase regional franchise rights. Regional franchise repurchases are recorded at the lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. Periodically the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows to determine if an impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis is performed and an impairment loss is recorded. The Company had an investment of $302,738 in such regional franchises at December 31, 1997.

The costs of purchased franchise rights and other intangible assets are amortized using the straight-line method over their estimated lives of six to fifteen years. Annually, the Company reviews the recoverability of intangible assets in accordance with SFAS No. 121. The measurement of possible impairment is based primarily on the ability to recover the balance of the purchased franchise rights from expected future operating cash flows.

K.   Equity Method Investments

In 1994, E.K. Williams acquired 33 1/3% of the outstanding capital stock of Service Station Computer Systems, Inc. ("SSCS") for $500,000 cash. SSCS is a private concern headquartered in California which develops and provides computerized bookkeeping products to conventional service stations, self-serve stations and convenience store operations. The investment in SSCS has been accounted for using the equity method of accounting. The cost of SSCS in excess of amounts attributable to tangible assets at acquisition was approximately $257,000 and is being amortized to operations over a 10 year period using the straight-line method.

L.   Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to 1997 presentation.

M.   Use of Estimates

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

N.   Investment Securities

At December 31, 1997 and 1996, the amortized cost and estimated fair values of investment securities by type and contractual maturity are shown below.

                                                                       DECEMBER 31, 1997
                                                   -----------------------------------------------------------
                                                      AMORTIZED        GROSS UNREALIZED      ESTIMATED FAIR
                                                         COST                GAINS                VALUE
   Marketable Securities                              $2,214,951           $112,139            $2,327,090

                                                                       DECEMBER 31, 1996
                                                   -----------------------------------------------------------
                                                      AMORTIZED        GROSS UNREALIZED      ESTIMATED FAIR
                                                         COST               GAINS                VALUE
Short term investments
   Certificate of Deposit (due within 1 year)         $1,084,061           $36,179             $1,120,239


Marketable Securities                                  $674,214            $35,032              $709,246


During 1997, the Company received proceeds of $1,166,373 from the Certificate of Deposit held at December 31, 1996. Also during 1997, the Company purchased marketable securities at a cost of $1,781,281 and sold marketable securities receiving proceeds of $241,783.

During 1996, the Company sold available-for-sale securities for gross proceeds of $102,496. There were no sales of securities classified as held-to-maturity investments during 1996.

Also included in other assets at December 31, 1996, were debt securities earning 10.5%, carried at cost of $200,000. These securities were called in December 1997, with the Company receiving $200,000 plus accrued interest.

O.       New Accounting Standards

Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. There was no material impact on the Company's financial statements resulting from the adoption of SFAS No. 128.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS No. 131 are effective for financial statements for financial years beginning after December 15, 1997. The Company will comply with the disclosure requirements of SFAS No. 131 in its financial statements for its fiscal year ending December 31, 1998. The Company believes that there will be no material impact on its financial statements resulting from the adoption of SFAS No. 131.

NOTE 2. COMMON STOCK, STOCK OPTIONS, WARRANTS AND CERTAIN TRANSACTIONS

A.   Common Stock

In December 1994, the Company's Board of Directors authorized the repurchase of up to 355,500 shares of its common stock outstanding. At December 31, 1996, the Company had 122,425 shares of stock in its treasury at a cost of $96,121.

In June 1997, the Company issued 2,600 shares of treasury stock to former employees in connection with their termination of employment, leaving a balance of 119,825 shares of stock in its treasury at a cost of $94,171.

         In 1993, the Company, Rainbow, and Mr. Donald J. Dwyer, Sr., ("Mr. Dwyer") entered into a reorganization agreement ("Reorganization Agreement") pursuant to which Mr. Dwyer was issued 4,035,555 shares of the Company's common stock, in exchange for all of the outstanding stock of Rainbow and GBS (the "Exchange") and GBS and Rainbow became wholly owned subsidiaries of the Company. Of the shares issued, 340,300 shares were placed in escrow (the "Escrow Shares") until such time as GBS met certain earnings requirements. However the material definitive terms of the escrow were never resolved.

         Theresa Dwyer ("Ms. Dwyer") and her son, Donald J. Dwyer, Jr., were appointed and qualified and serve as the personal representatives of Mr. Dwyer's Estate (the "Estate") and the Dwyer Family Trust (the "Trust"). In lieu of the escrow arrangement contemplated by the Reorganization Agreement, and in order to more accurately represent the intent of the parties, the Company and personal representatives of Mr. Dwyer, the Estate and the Trust, have entered into an agreement relating to the Escrow Shares, to be effective as of June 1, 1993 (the "Agreement").

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

B.       Warrants and Non-Employee Stock Options

In connection with the purchase of Mr. Rooter in 1989, the Company issued options to purchase 385,000 shares of the Company's Common Stock to Mr. Dwyer, as follows: (1) 135,000 shares at an exercise price of $1.00 per share, and (2) 250,000 shares at an exercise price of $1.50 per share. The options expire on April 28, 1999. In 1994, all of the options exercisable at $1.50 per share and 45,000 of the options exercisable at $1.00 per share were transferred to an unrelated third party. The remaining 90,000 options are now owned by a partnership controlled by Ms. Dwyer.

In connection with a secondary public offering in 1994, the Company issued warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $6.16 per share. Such warrants are exercisable until July 19, 1999.

In July 1996, in connection with a consulting agreement, the Company granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.38 per share, to a non-employee of the Company. These options vest on a graded schedule of 20% per year beginning July 1, 1996, and expire on July 1, 2001.

In 1996, in connection with the purchase of franchise rights, the Company issued options to purchase 28,500 shares of the Company's Common Stock, at an exercise price of $2.25 per share, to a non-employee of the Company. These options vest on a graded schedule of 20% per year beginning March 31, 1998 and expire on March 31, 2003.

In 1997, in connection with a consulting arrangement, the Company granted options to purchase the Company's Common Stock to a non-employee of the Company under the following terms: (1) 25,000 shares at an exercise price of $3.75 per share until January 1999, and (2) 5,000 shares at an exercise price of $3.00 per share until January 1999.

In 1997, in connection with the purchase of franchise rights, the Company granted options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, to a non-employee of the Company. These options expire on April 21, 2002.

In 1997, the Company issued warrants to two non-employees of the Company in connection with a consulting arrangement. The warrants can be converted to an aggregate of 109,225 shares of the Company's Common Stock, at an exercise price of $4.12 per share. These warrants expire in June 2001.

C.       Stock-Based Compensation Plan

The Company sponsors a stock-based compensation plan (the "Plan"), which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plan. Adoption of the cost recognition provision of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Under the Plan, the Company is authorized to issue up to 700,000 shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options not qualified under Section 422 of the Code. Awards may be granted to selected employees and directors of the Company or any subsidiary. In 1997 and 1996, the Company granted both incentive stock options and nonqualified stock options.

Employee Stock Options

In 1997, the Company granted a total of 137,045 awards in the form of incentive stock options and nonqualified stock options under the Plan. In 1996, the Company granted a total of 79,000 awards in the form of incentive stock options and nonqualified stock options under the Plan. Under the Plan, the options granted have contractual terms of 10 years. The incentive options granted generally vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. All options granted have an exercise price that is equal to or greater than the fair market value of a share of common stock on the grant date.

A summary of the status of the Company's stock options as of December 31, 1997 and December 31, 1996 and the changes during the year ended on those dates is presented below. Data for 1996 has been restated to conform to the provisions of SFAS 123.

                                                1997                       1996
                                                ----                       ----
                                       # of Shares  Weighted     # of Shares   Weighted
                                       Underlying    Average     Underlying    Average
                                        Options   Exercise Prices Options    Exercise Prices
                                        -------   --------------- -------    ---------------
Outstanding at beginning of the year     449,826     $   3.05     408,326     $   2.32
Granted                                  137,045     $   1.94      79,000     $   2.85
Exercised                                     --          N/A          --          N/A
Forfeited                                (40,000)    $   3.33     (37,500)    $   3.13
Expired                                 (109,225)    $   4.12          --          N/A
                                        --------                 --------
Outstanding at end of year               437,646     $   2.41     449,826     $   3.05
                                        ========                 ========
Exercisable at end of year               208,517     $   2.71     259,159     $   3.47
                                        ========                 ========

                                                          1997        1996
                                                         -----    --------
Weighted-average grant date fair value of all options
       granted during the year                           $1.26    $   1.54

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996: dividend yield of 0%; risk-free interest rates are different for each grant and range from 5.21% to 6.98%; the expected lives of options are from 2.5 to 6 years; and volatility of 50% for all grants.

The following table summarizes information about stock options outstanding at December 31, 1997:

                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                  -------------------------------------------  ----------------------------
                     Number       Wgtd. Avg.                     Number
   Range of       Outstanding     Remaining      Wgtd. Avg.    Exercisable     Wgtd. Avg.
Exercise Prices   at 12/31/97    Contr. Life   Exercise Price  at 12/31/97   Exercise Price
---------------   -----------    -----------   --------------  -----------   --------------
$1.64 to $4.25        437,646      7.5 years    $      2.41        208,517    $      2.71

Pro Forma Net Loss and Net Loss Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share for 1997 and 1996 would approximate the pro forma amounts below:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                   AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                                   -----------   ---------   -----------    ---------
                                      1997          1997         1996          1996
                                      ----          ----         ----          ----
SFAS 123 Charge                     $      --    $ 101,000    $      --     $  71,000
APB25 Charge                               --           --           --            --
Net Income (Loss)                   $ 747,000    $ 646,000    $(441,000)    $(512,000)
Earnings (Loss) Per Common Share    $     .11    $     .10    $    (.06)    $    (.07)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future results.

NOTE 3. TRADE NOTES RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

The Company receives various notes from the sale of new franchises. These notes receivable are generally collateralized by the rights to the related franchise territory sold, and bear interest at the approximate market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31, is as follows:


                                                                              1997            1996
                                                                          -----------     -----------
Amounts due within one year                                               $ 1,115,707     $   686,117
Amounts due after one year, net of allowance for uncollectible amounts
     of $816,054 and $1,633,092 in 1997 and 1996, respectively              3,760,824       4,521,896
                                                                          -----------     -----------

Total notes receivable                                                    $ 4,876,531     $ 5,208,013
                                                                          ===========     ===========

Activity in the allowance for uncollectible amounts was as follows:

                                                                              1997            1996
                                                                          -----------     -----------
Balance, January 1                                                        $ 1,633,092     $   855,849
Provision for doubtful accounts                                                81,760         946,846
Write-offs                                                                   (898,798)       (169,603)
                                                                          -----------     -----------

Balance, December 31                                                      $   816,054     $ 1,633,092
                                                                          ===========     ===========


At December 31, 1997 and 1996, the amounts of deferred revenue from franchise sales were $1,539,085 and $2,250,299, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 1998 through 2007.

At December 31, 1997, interest rates on trade notes receivable ranged from 7% to 12%.

NOTE 4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:

                              DECEMBER 31, 1997            DECEMBER 31, 1996
                              -----------------            -----------------
                           CARRYING                    CARRYING
                            AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                          ----------    ----------    ----------    ----------
Short term investments    $       --    $       --    $1,084,061    $1,120,239
Trade notes receivable     4,831,397     4,708,614     5,208,013     5,039,864

The carrying amount approximates fair value of cash and cash equivalents. The fair value of short-term investments is estimated using current interest rates offered for investments of a similar dollar amount and remaining maturity. The carrying value of accounts receivable, accrued interest receivable, accounts payable, accrued liabilities, and other payables approximates fair value because of the relatively short maturities of these items. The fair value for fixed rate trade notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for notes with similar terms to franchisees of similar credit quality. The carrying value of notes payable and capital lease obligations approximate fair value as they are carried at rates at which the Company could borrow funds with similar remaining maturities.

NOTE 5.    PROPERTY AND EQUIPMENT

A summary of property and equipment as follows:

                                    1997          1996
                                 ----------    ----------
Land                             $   57,159    $   57,159
Building and improvements           185,380       184,392
Machinery and equipment           1,652,465     1,530,787
Furniture and fixtures              300,444       288,864
                                 ----------    ----------
                                  2,195,448     2,061,202
Less accumulated depreciation     1,125,073       801,339
                                 ----------    ----------
                                 $1,070,375    $1,259,863
                                 ==========    ==========

Depreciation expense for the years ended December 31, 1997 and 1996 was $374,070 and $336,765, respectively.

NOTE 6.    INCOME TAXES

Federal income tax expense/benefit for the years ended December 31, 1997 and 1996 was as follows:

                                      1997          1996
                                   ---------     ---------
Current tax expense/(benefit):     $ 506,931     $ (32,841)

Deferred tax expense/(benefit):     (128,632)     (125,041)
                                   ---------     ---------

Total tax expense/(benefit)        $ 378,299     $(157,882)
                                   =========     =========

A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 1997 and 1996:

                                                  1997                        1996
                                                  ----                        ----
                                          AMOUNT       PERCENT         AMOUNT       PERCENT
                                        ---------     ---------      ---------     ---------
Federal income tax at statutory rate    $ 382,499            34%     $(191,184)          (32%)

Utilization of tax loss carryforward      (63,900)           (6%)           --            --
Goodwill amortization not deductible
    for tax purposes                       10,200             1%            --            --
Other                                      49,500             5%        33,302             6%
                                        ---------     ---------      ---------     ---------

Total tax expense/(benefit)             $ 378,299           (34%)    $(157,882)          (26%)
                                        =========     =========      =========     =========





                     THIS SECTION LEFT INTENTIONALLY BLANK.

The components of deferred income tax assets and liabilities at December 31, 1997 and 1996 were as follows:

                                                              1997            1996
                                                          -----------     -----------
          Deferred tax liabilities:
             Accelerated depreciation and amortization    $   (84,725)    $   (59,226)
             Franchise agreements                            (161,851)       (190,853)
             IRC Section 481 Adjustment (change in
              accounting method)                             (210,252)       (420,505)
                                                          -----------     -----------
          Total deferred income tax liabilities              (456,828)       (670,584)

          Deferred tax assets:
             Accrued expenses                                 128,029          99,312
             Equity in earnings from subsidiary not in
              consolidated group                                   45          18,607
             Net operating losses and tax credits             841,592         905,513
             Reserves                                         586,788         621,608
             Deferred fees                                    105,144         142,581
             Other                                              2,620           2,620
                                                          -----------     -----------
          Total deferred tax assets                         1,664,218       1,790,241

          Valuation allowance                                 777,611         777,611
                                                          -----------     -----------

          Net deferred income tax asset                   $   429,779     $   342,046
                                                          ===========     ===========


The Company establishes valuation allowances in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and is recognizing benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The Company expects to realize the net asset principally through the implementation of reasonable tax strategies based on future income projections. Although the Company experienced losses in 1996 and 1995, these losses were primarily attributed to substantial asset write-downs in 1996 that also impacted 1995. Management considers such a write-down as unusual. The valuation allowance as of December 31, 1997 and 1996 pertains primarily to the alternative minimum tax net operating losses available for carryforward. Management has determined it is unlikely that this component of the deferred tax asset will be realized.

At December 31, 1997, the Company has available unused preacquisition operating loss and alternative minimum tax carryforwards of EKW. The operating loss carryforwards expire, if not utilized, in 2006 and 2007. Approximately $136,000 of the net operating loss carryfowards expire in 2006 and $32,000 in 2007. The alternative minimum tax carryforward has no expiration date. These preacquisition carryforwards may be used only to offset taxable income, if any, of EKW and may not be used to offset future taxable income of any other member of the group with which EKW files a consolidated return. The amount of the preacquisition carryforwards which may be applied in any one year is limited to the lesser of EKW's taxable income or $67,000, as applied on a cumulative basis. These carryovers have only been recognized for financial reporting purposes to the extent of EKW's taxable temporary differences. To the extent that these carryovers exceed EKW's taxable temporary differences, a valuation allowance has been created.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

NOTE 7.    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The following notes payable and capital lease obligations were outstanding at December 31,

                                                                                                 1997              1996
                                                                                             ------------      ------------
Notes payable with no interest to individual  third parties with  aggregate  payments of
$6,333 per month.                                                                            $    164,423      $     56,409

9.25% mortgage loan from a bank, due in monthly installments of $1,593 per month, including interest, through September of 2006, with a final payment of
$139,798 in October 2006, collateralized by property in Waco, Texas.                              153,978                --

Note payable  with no interest to an  individual.  Minimum  payments of $1,000 per month
with a balloon of the remaining balance due November 2002.                                        115,850           150,000

Note payable under a $300,000 line of credit, interest at the Wall Street
Journal prime rate plus 1% (9.5% at December 31, 1997). Collateralized by notes
receivable, expiring in November 1998.                                                             80,500                --


Obligations  under  capital  leases,  interest of  approximately  13.5%,  due in monthly           60,706            98,466
installments through December 2000.

10% note payable to a finance company,  assumed in 1996 pursuant to a regional franchise
repurchase, due in installments through October 2000.                                              44,263            53,354

Note  payable with no interest to an  individual  pursuant to the purchase of a regional
franchise, payable in $10,000 quarterly installments during 1998.                                  40,000                --

12.5% note payable to a finance company, assumed in 1997 pursuant to a performance guarantee, due in monthly payments of $787 per month including
interest, through December, 2000.                                                                  24,604                --

10% note payable to an employee due in monthly payments through June 1999.                         18,426            30,219

13.2% notes  payable to a finance  company,  assumed in 1997  pursuant to a  performance
Guaranty, due in monthly payments of $798 per month, including interest.                            9,329                --

9.5% note payable to bank collateralized by the Company's telephone system.                            --           183,856

Note  payable  under a line of credit  of  $200,000,  at 7%  interest.  Guaranteed  by a
$200,000 advertising fund certificate of deposit.  Expired May 1997.                                   --           150,000

7.75% mortgage loan from a bank collateralized by property in Waco, Texas.                             --           142,230

9.25% mortgage loan from a bank collateralized by 2nd lien on property in Waco, Texas.                 --            17,308

8% note payable to an individual.                                                                      --             9,889

7.76% note payable, collateralized by a van.                                                           --             1,339
                                                                                             ------------      ------------

                                                                                                  712,079           893,070

Less current portion                                                                              224,963           280,689
                                                                                             ------------      ------------

Notes payable and capital lease obligations - long term                                      $    487,116      $    612,381
                                                                                             ============      ============

Maturities of notes payable and capital lease obligations are as follows:


           1998                $224,963
           1999                 141,560
           2000                 243,451
           2001                  18,983
           2002                  12,000
           2003 and beyond       71,122
                               --------
                               $712,079
                               ========

NOTE 8.    RELATED PARTY TRANSACTIONS

The Company engages in a number of transactions with its Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates"). The Company currently leases its principal executive and administrative facilities from an Affiliate, under an operating lease which expires on December 31, 2000, requiring monthly lease payments of approximately $31,000. In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from entities controlled by its majority stockholder. The Company expensed $757,271 for these rents and services in 1997, and $629,769 in 1996.

The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales commissions and management fees totaling $778,701 in 1997 and $812,985 in 1996. In addition, from time to time, the Company and its Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

In January 1998, the Company agreed to purchase an Affiliate, Rainbow International Carpet Dyeing and Cleaning, Ltd., ("Rainbow Canada"), from Ms. Dwyer, for a purchase price of $250,000. Rainbow Canada owns the Rainbow franchise rights for Canada and currently has 20 franchisees currently generating royalties of approximately $55,000 per year. The Company believes that the purchase price approximates the price that would be paid to an unrelated third party in a similar transaction.

In both 1997 and 1996, the Company paid an independent director $30,000 for consulting services. In addition another independent director provides consulting services regarding public relations, marketing and special projects to the Company. During 1997 and 1996, the Company expensed approximately $110,000 and $171,000, respectively, for this independent director's services.

In 1997, the Company entered into an agreement with related parties regarding cancellation of certain shares of the Company's Common Stock. See Note 2 (A).

In December 1996, the Company, along with selected related parties, agreed to convert $908,632 of related party accounts receivable and accounts receivable from Affiliates to interest bearing (9.25%) notes receivable. These notes are payable in full by December 31, 2006. In total, accounts and notes receivable from related parties and officers (current and long-term) increased approximately $285,000 from December 31, 1996 to December 31, 1997. These receivables are due primarily from Affiliates. The increase from 1996 to 1997 is due primarily to charges for services performed for those entities by the Company, net of note payments made by Affiliates to the Company. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

In February 1995, the Company reached an agreement with the estate of the late Donald J. Dwyer, Sr. regarding resolution of a discrepancy between the amount of life insurance on Mr. Dwyer's life which had been reported and that which was actually in force. The face amount of life insurance on Mr. Dwyer's life in force at the time of his death was less than the

$2,000,000 of life insurance in force as stated at the time of the July 19, 1994 offering of Common Stock. The life insurance in force at the time of Mr. Dwyer's death was $1,050,000, a portion of which ($136,000) had been borrowed against for the benefit of a wholly-owned subsidiary of the Company, which owned the policies. On February 10, 1995 the estate executed a promissory note in the amount of $950,000 bearing interest of 9% per annum payable February 9, 1997 resolving the discrepancy of life insurance in force and life insurance previously reported to be in force on Mr. Dwyer's life. This transaction was recorded in February 1995, as an additional capital contribution and as a note receivable. The note receivable was classified as a reduction in stockholders' equity. During 1995, the estate paid principal and interest in the amount of $531,103 and $65,355, respectively. In 1996, the estate paid the remaining principal balance and accrued interest of $418,896 and $38,376, respectively.

NOTE 9.    CONCENTRATION OF CREDIT RISK AND CONTINGENCIES FROM NOTES RECEIVABLE

The Company extends credit to individuals to purchase franchises. These individuals typically operate their franchises as an owner/manager. Generally, the loans are collateralized by the related franchise territory rights. The individual's ability to perform is dependent upon the economic condition of the franchise. In addition, Mr. Rooter, Aire Serv and Mr. Electric have entered into an agreement with SunTrust Credit ("STI") to finance franchise sales for franchise applicants who meet STI's qualifications. This financing is with recourse and STI's recourse states that, in the event of the franchisee's default, Mr. Rooter, Aire Serv or Mr. Electric whichever is applicable, has 180 days to correct the default by getting the franchisee to pay, by selling the franchise to another approved party, by paying off the note, or by exchanging the note in default with a current note. If at the end of the first 180 days the default has not been corrected, the responsible company must pay to STI monthly installments specified in the defaulted franchisee's note, and all other amounts, if any, specified in the defaulted franchisee's note, until the note (principal, interest and other amounts, if any) is paid in full. During 1997 and 1996, Mr. Rooter and Aire Serv exchanged with STI several of their notes, aggregating approximately $29,000 and $324,000, respectively, for defaulted notes. In addition, approximately $37,000 and $24,000 were paid by Mr. Rooter during 1997 and 1996, respectively, to STI, representing monthly installments on behalf of franchisees. At December 31, 1997 and 1996, Rooter, Aire Serv and Mr. Electric were contingently liable for approximately $2,249,000 and $2,431,000 respectively, relating to such notes.

In September 1996, the Parent, Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Parent and the franchising subsidiary for such franchisee. On or about the 15th day of each calendar month, the Parent receives from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Parent, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due and Phoenix shall bill the Parent directly for amounts due and payable under such franchisee's loan agreement. At December 31, 1997 and 1996, the Parent was contingently liable for approximately $799,000 and $29,000, respectively, relating to such notes.

Franchisees borrowing from STI and Phoenix are generally required to make a down payment equal to 20-30% of the investment to be financed.


NOTE 10.    EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. The Company did not make any contributions to the plan during 1996 or 1997. Each year the Board of Directors will determine the amount of any Company contribution based upon the Company's profitability.

NOTE 11.    COMMITMENT AND CONTINGENCIES

The Company leases its facilities from an Affiliate under an operating lease expiring December 31, 2000. The approximate minimum rental commitments under operating leases are as follows:

         For Years Ending
         ----------------
         1998              $      372,000
         1999                     372,000
         2000                     372,000
                           --------------
                           $    1,116,000
                           ==============


Rent paid to the Affiliate in both 1997 and 1996 was approximately $372,000.

NOTE 12.    LITIGATION

The Company and its subsidiaries are parties to various legal proceedings incidental to its normal business activities; many of which are covered by insurance. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse affect on the Company or its consolidated financial position. Management has estimated that the potential loss due to these proceedings does not exceed $200,000, and the Company has accrued for its estimate of such losses.

NOTE 13.    FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, various year-end adjustments were recorded to the consolidated financial statements. The effect of these adjustments was a net decrease in total assets of $2,301,000, a net decrease in liabilities of $305,000, a net decrease in stockholders' equity and corresponding increased net loss of $1,996,000. These adjustments were primarily to increase the allowance for doubtful accounts and notes receivable, adjustments to and write downs of assets held for sale, and write offs of notes receivable.

                                 EXHIBIT INDEX

Exhibits                 Description
--------                 -----------
     3.1      Certificate of Incorporation, as amended (1)
     3.2      Certificate of Amendment of Certificate of Incorporation filed June 12, 1987 (2)
     3.3      Certificate of Amendment of Certificate of Incorporation filed May 8, 1988 (2)
     3.4      Certificate of Amendment of Certificate of Incorporation filed July 30, 1993 (2)
     3.5      Bylaws (1)
     4.1      Form of Representative's Warrant Agreement, including Representative's Warrant (2)
     4.2      Warrants to Purchase Common Stock issued to Norcross Securities, Inc. (2)
    10.1      Stock Option Plan, as amended, and form of Employee Stock Option Agreement (1)
    10.2      Form of Rainbow International Carpet Dyeing and Cleaning Co. License Agreement (2)
    10.3      Form of Mr. Rooter Corporation Franchise Agreement (2)
    10.4      Form of General Business Services License Agreement (2)
    10.5      Form of Aire Serv Corporation Franchise Agreement (2)
    10.6      Certificate of Registration of Service Mark "MR. ROOTER" (1)
    10.7      Certificate of Registration of Service Mark "QUICK-AS-A-WINK" (1)
    10.8      Certificate of Registration of Mr. Rooter logo (1)
    10.9      Certificate of Registration of Service Mark "Super Kleens" logo (1)
    10.10     Certificate of Registration for Service Mark "America's Trouble Shooter" (1)
    10.11     Certificate of Registration of Trademark "MR. ROOTER" issued by Office of Consumer and Corporate
              Affairs in Canada (1)
    10.12     Lease Agreement between Donald J. Dwyer and Mr. Rooter Corporation, dated December 20, 1991 (2)
    10.13     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Training
              Center, commencing January 1, 1993 (2)
    10.14     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Waco
              Franchise, commencing January 1, 1993 (2)
    10.15     Lease Agreement between Donald J. Dwyer and General Business Services, dated August 31, 1993 (2)
    10.16     Lease Agreement between Donald J. Dwyer and Rainbow International, dated September 1, 1993 (2)
    10.17     Lease Agreement between Donald J. Dwyer and The Dwyer Group, Inc., dated February 18, 1994 (2)
    10.18     Agreement and Plan of Reorganization and Share Exchange (3)
    10.19     Agreement for Purchase and Sale of Assets of National Manufacturing & Supply Corporation (4)
    10.20     Franchisee Financing Agreement dated July 2, 1993, with Addendum dated December 23, 1993 (4)
    10.21     Shareholders' Voting Proxy and Stock Sale Agreement, between Donald J. Dwyer, Sr. and Vernon Lee
              Russell and wife, Sylvia Russell, and the Company (5)
    10.22     Stock Purchase Agreement between Donald J. Dwyer, Sr., Vernon Lee Russell and Sylvia Russell (5)
    10.23     Stock Option Agreement between the Company and Donald J. Dwyer (5)
    10.24     Incentive Stock Option Agreement between the Company and John Appel for 25,000 shares of the Company's
              Common Stock (4)
    10.25     Incentive Stock Option Agreement between the Company and Douglas C. Holsted for 12,500 shares of the
              Company's Common Stock (1)
    10.26     Incentive Stock Option Agreement between the Company and Dina Dwyer-Owens for 2,500 shares of the
              Company's Common Stock (1)
    10.27     Incentive Stock Option Agreement between the Company and Robert A. Tunmire for 50,000 shares of the
              Company's Common Stock (1)
    10.28     Employment Contract between the Company and Donald J. Dwyer (1)
    10.29     Guaranty Agreement, executed December 1, 1982 by Rainbow International Carpet Dyeing and Cleaning
              Company (2)

    10.30     Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company
              (2)
    10.31     Promissory Note, executed January 7, 1993, by and between Pride Venture Capital, Inc. and GTL Services,
              Ltd. (2)
    10.32     Form of Affiliate Transactions Agreement (2)
    10.33     Stock Purchase Agreement dated May 14, 1994 by and between The Dwyer Group, Inc., Co Data AG and
              Central Data BV (6)
    10.34     Irrevocable Stock or Bond Power, Note and Security Agreement,
              dated May 25, 1994, by and between Christian Mission Concerns, as lender, and the Company, as borrower (2)
    10.35     Mutual Release by and between General Business Services, Pride Venture Capital and GTL Services Ltd.,
              effective June 10, 1994 (2)
    10.36     Assignment of Judgments and Claims, executed by and between General Business Services, Inc., Pride
              Venture Capital, Inc., and GTL Services, Ltd., dated June 10, 1994 (3)
    10.37     Promissory Note, executed June 8, 1994, by and between the Company and NationsBank of Texas, N.A. (2)
    10.38     Promissory Note, executed June 9, 1994, by and between the Company and Central National Bank (2)
    10.39     Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994 (7)
    10.40     Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service
              Station Computers Systems, Inc. (7)
    10.41     Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the
              Company's Common Stock (7)
    10.42     Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the
              Company's Common Stock (7)
    10.43     Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the
              Company's Common Stock (7)
    10.44     Incentive Stock Option Agreement by and between the Company and Matthew Michel (7)
    10.45     Mutual Release by and between General Business Services, Inc., and Paul Woody effective June 30, 1996
    10.46     Consulting Agreement by and between General Business Services, Inc., E.K. Williams & Co., and Paul
              Woody effective July 1, 1996
    10.47     Stock Option Agreement by and between the Company and Paul Woody for 25,000 shares of the
              Company's Common Stock
    10.48     Agreement dated as of June 1, 1993, between the Company and the personal representatives of Mr. Donald J. Dwyer, Sr., his Estate and the Dwyer Family Trust regarding cancellation of 340,300
              Escrow Shares (8)
    10.49*    Form Of Stock Option Agreement by and between the Company and Don Latin for 10,000 shares of the
              Company's Common Stock
    10.50*    1997 Stock Option Plan and Form Of Employee Stock Option Agreement
    10.51*    Form Of Warrant Agreement and Warrant issued to V. Lee Russell
    10.52*    Form Of Warrant Agreement and Warrant issued  to David B. Duck.
    10.53*    Form Of Stock Option Agreement by and between the Company and Target Enterprises, Inc. for 28,500 shares of the Company's Common Stock.
    10.54*    Form Of Stock Option Agreement by and between the Company and John Hayes for 11,420 shares of the
              Company's Common Stock
    21.1*     List of Subsidiaries
    27*       Financial Data Schedules

* Filed herewith.
--------------------------

(1) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No. 33-7290-FW).

(2) Incorporated by reference to the Registrant's Form SB-2 registration statement (SEC File No. 33-78814).

(3) Incorporated by reference to the Registrant's Form 8-K/A dated as of June 1, 1993 (SEC File No. 0-15227).

(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 1993 (SEC File No. 0-15227).

(5) Incorporated by reference to the Registrant's Schedule 13D of Donald J. Dwyer, dated May 4, 1989, filed May 9, 1989 (SEC File No. 0-15227).

(6) Incorporated by reference to the Registrant's Form 8-K dated as of May 14, 1994 (SEC File No. 0-15227).

(7) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1994 (SEC File No. 0-15227).

(8) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1997 (SEC File No. 0-15227). (a) Reports on Form 8-K NONE