Form 10QSB
period 1998-03-31
DWYER GROUP INC
filed 1998-05-15
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.



[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                   ----------------


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


                                 (254) 745-2400
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at April 30, 1998
----------------------------                     -----------------------------
Common stock, $.10 par value                                         6,775,427


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                              THE DWYER GROUP, INC.

                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                                              PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited)
                and December 31, 1997.............................................................................3

                Consolidated Statements of Income for the Three Months Ended
                March 31, 1998 and 1997 (unaudited)...............................................................4

                Condensed Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 1998 and 1997 (unaudited).........................................................5

                Notes to Condensed Consolidated Financial Statements............................................6-7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................................8-9


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................10

     Item 2.    Changes in Securities............................................................................10

     Item 3.    Defaults Upon Senior Securities..................................................................10

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................10

     Item 5.    Other Information................................................................................10

     Item 6.    Exhibits and Reports on Form 8-K.................................................................10

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

        ASSETS                                                                 MARCH 31, 1998    DECEMBER 31, 1997
                                                                               --------------    -----------------
                                                                                (Unaudited)
Current assets:
       Cash and cash equivalents                                                $  1,040,523      $  1,568,187
       Marketable securities, available-for-sale                                   2,519,778         2,327,090
       Trade accounts receivable, net of allowance for doubtful
             accounts of $248,472 and $265,923, respectively                       1,127,743         1,070,573
       Accounts and interest receivable from related parties                         744,721           844,256
       Accrued interest receivable                                                    29,510            14,133
       Trade notes receivable, current portion                                     1,084,920         1,115,707
       Inventories                                                                   342,500           306,751
       Prepaid expenses                                                              489,988           376,556
       Notes receivable from related parties, current portion                         47,348           142,723
                                                                                ------------      ------------
          Total current assets                                                     7,427,031         7,765,976

Property and equipment, net                                                        1,116,940         1,070,375
Notes and accounts receivable from related parties                                 1,187,628         1,268,015
Assets held for sale                                                                 166,575           166,575
Trade notes receivable, net of allowance for doubtful notes of
             $825,768 and $816,054, respectively                                   3,604,824         3,760,824
Purchased franchise rights, net                                                    2,218,876         1,446,251
Investment, equity method                                                            410,930           418,117
Net deferred tax asset                                                               419,473           429,779
Other assets                                                                         210,863           212,124
                                                                                ------------      ------------

TOTAL ASSETS                                                                    $ 16,763,140      $ 16,538,036
                                                                                ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                                  $    826,371      $    774,197
       Accounts payable to related parties                                            40,887            44,237
       Accrued liabilities                                                         1,323,041         1,235,101
       Current portion of notes payable and capital lease obligations                195,262           224,963
                                                                                ------------      ------------
          Total current liabilities                                                2,385,561         2,278,498

Long-term debt, less current portion                                                 541,441           487,116
Deferred franchise sales revenue                                                   1,424,785         1,539,085

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                                    --                --
       Common stock                                                                  689,526           689,526
       Additional paid-in capital                                                  9,020,358         9,020,358
       Retained earnings                                                           2,663,772         2,543,612
       Unrealized gain on available-for-sale securities                              131,868            74,012
       Treasury stock, at cost                                                       (94,171)          (94,171)
                                                                                ------------      ------------
          Total stockholders' equity                                              12,411,353        12,233,337
                                                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 16,763,140      $ 16,538,036
                                                                                ============      ============

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                1998             1997
                                                            -----------      -----------
REVENUES:
     Royalties                                              $ 1,853,863      $ 1,843,675
     Franchise fees                                             621,479          910,205
     Sales of products and services                             724,329          165,231
     Tax services                                               419,120          352,280
     Interest                                                   166,619          176,050
     Other                                                      287,181          217,490
                                                            -----------      -----------

        TOTAL REVENUES                                        4,072,591        3,664,931

COSTS AND EXPENSES:
     General, administrative and selling                      2,914,611        2,937,198
     Costs of product and service sales                         539,312          110,705
     Cost of tax services                                       268,312          316,743
     Depreciation and amortization                              153,618          131,340
     Interest                                                    14,633           10,613
                                                            -----------      -----------

        TOTAL COSTS AND EXPENSES                              3,890,486        3,506,599

Income before income taxes                                      182,104          158,332
Income taxes                                                    (61,944)         (53,834)
                                                            -----------      -----------

NET INCOME                                                  $   120,160      $   104,498
                                                            ===========      ===========

EARNINGS (LOSS) PER SHARE - BASIC                           $      0.02      $      0.01
                                                            ===========      ===========

EARNINGS (LOSS) PER SHARE - DILUTED                         $      0.02      $      0.01
                                                            ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                                6,775,427        7,113,127
                                                            ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                               6,910,540        7,231,517
                                                            ===========      ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                   1998             1997
                                                                                -----------      -----------
Operating activities:
     Net income for the period                                                  $   120,160      $   104,498
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                               155,903          131,339
        Provision for doubtful accounts                                             (54,794)          33,263
        Notes received for franchise sales                                         (354,212)        (469,290)
        Change in deferred tax asset                                                 10,306           10,662
        Other adjustments                                                               (52)           7,545
    Changes in assets and liabilities:
        Accounts and interest receivable                                            (72,547)        (225,903)
        Net change in receivables / payables to related parties                      (2,903)          40,955
        Inventories                                                                 (35,749)         (47,325)
        Prepaid expenses                                                           (113,432)        (151,906)
        Federal income tax receivable                                                    --          184,714
        Accounts payable and accrued liabilities                                    140,114          138,764
        Deferred franchise sales revenue                                           (114,300)           1,020
        Other assets                                                                     --           98,586
        Other                                                                        19,812              680
                                                                                -----------      -----------
  Net cash used in operating activities                                            (301,694)        (142,398)
                                                                                -----------      -----------

Investing activities:
    Collections of notes receivable                                                 575,981          166,425
    Proceeds from sale of notes receivable                                               --           31,100
    Purchases of property and equipment                                            (138,023)         (57,364)
    Purchases of franchise rights                                                  (586,564)              --
    Acquisition of other assets                                                      (3,007)          (5,025)
    Net increase in marketable securities                                          (192,688)              --
    Unrealized gain on marketable securities                                         57,856           11,975
    Collections on notes receivable from related parties                             35,851           35,651
    Other                                                                                --          (24,333)
                                                                                -----------      -----------
  Net cash provided by (used in) investing activities                              (250,594)         158,429
                                                                                -----------      -----------

Financing activities:
    Proceeds from borrowings                                                         62,465               --
    Payments on borrowings                                                          (37,842)         (57,461)
                                                                                -----------      -----------
  Net cash provided by (used in) financing activities                                24,623          (57,461)
                                                                                -----------      -----------

Net decrease in cash and cash equivalents                                          (527,664)         (41,430)
Cash and cash equivalents, beginning of period                                    1,568,187        1,820,167
                                                                                -----------      -----------

Cash and cash equivalents, end of period                                        $ 1,040,523      $ 1,778,737
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

     o General Business Services, Inc. ("GBS") is a franchisor of business management service to small businesses. Such business management services include, among others, business counseling, tax counseling, accounting services and products, financial counseling and personnel services.

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

     o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses.

     o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits national account customers who can call a toll-free phone number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors.

     o The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January 1998 in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow International and Aire Serv.

NOTE 2.  BASIS OF PRESENTATION

A.       PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B.       INTERIM DISCLOSURES

The information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

C.       RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation used in the 1998 consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

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


NOTE 4.  PURCHASED FRANCHISE RIGHTS

In February 1998, the Company repurchased all Canadian franchise rights for its Mr. Rooter and Mr. Electric franchise concepts from its Canadian master licensee. The purchase price of approximately $600,000 was capitalized as Purchased Franchise Rights. The purchase is expected to generate additional revenues to the Company of approximately $250,000 per year.

In March 1998, the Company repurchased Canadian franchise rights for its Rainbow International franchise concept from a related party. The purchase price of approximately $250,000 was capitalized as Purchased Franchise Rights. The purchase is expected to generate additional revenues to the Company of approximately $50,000 per year.


NOTE 5.  SUBSEQUENT EVENTS

In April 1998, the Company announced the signing of a preliminary agreement for the sale of two of its franchising subsidiaries, GBS and EKW, to Century Business Services, Inc. ("Century"), a leading provider of outsourced business services to medium sized companies throughout the United States. The completion of the transaction is subject to due diligence by Century and to the signing of a definitive agreement. Upon completion, the Company would receive $3.8 million in cash and up to $800,000 in Century stock.

Also in April 1998, the Company announced the signing of a preliminary agreement to acquire Glass Doctor Corporation ("Glass Doctor"), a national franchisor of service centers whose business is the replacement of automobile, residential and commercial glass. Glass Doctor's franchise system is currently comprised of 26 franchisees that generate over $33 million per year in system-wide sales. On a pro forma basis, Glass Doctor would add approximately $1.5 million to the Company's revenues. The acquisition would be funded by a combination of cash and notes, and the issuance of 333,333 shares of the Company's common stock. The acquisition is subject to due diligence by the Company and to the signing of a definitive agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 3.1 to 1 at March 31, 1998 as compared to 3.4 to 1 at December 31, 1997. The Company had working capital of approximately $5.0 million at March 31, 1998 as compared to approximately $5.5 million at December 31, 1997. For the remainder of fiscal 1998 management expects to fund working capital requirements primarily through operating cash flow. At March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of approximately $1.0 million and $1.6 million, respectively, and marketable securities of approximately $2.5 million and $2.3 million, respectively.

Cash flow used in operating activities increased from $142,000 for the first three months of 1997 to $302,000 for the same period in 1998, primarily due to net changes in current assets and liabilities, partially offset by a reduction in notes received from franchise sales. In the first three months of 1997, the Company generated $158,000 in cash from investing activities and used $251,000 in cash for such activities for the same period in 1998, a difference of $409,000. The difference is due primarily to net purchases of marketable securities ($193,000), the purchase of franchise rights ($587,000) and an increase in purchases of property and equipment ($81,000). The above increases were partially offset by an increase in collections on notes receivable ($410,000). The Company used $57,000 in financing activities for the first three months of 1997 and generated $25,000 from such activities for the same period in 1998, a difference of $82,000. The difference is due primarily to proceeds from borrowing in 1998.

As described in Note 5 - "Subsequent Events", the Company has signed agreements for the sale of two of its subsidiaries and for the purchase of a franchising business. The Company plans to use the cash proceeds from the sale to fund the cash portion of the purchase price. Should such proceeds from the sale not be available at the time of the purchase, the Company plans to use a combination of cash on hand, proceeds from the sale of marketable securities and proceeds from additional borrowings to complete the transaction. The Company is currently negotiating to secure a line of credit sufficient enough to cover such borrowings, if needed. However, there is no assurance that such funds will be available on a timely basis.

The Company is not aware of any trend or event which would potentially affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

Total revenues increased $408,000 (11.2%) to $4,073,000 in 1998, from $3,665,000 for 1997. This increase is due primarily to increases in the sale of products and services of $559,000 (338.4%), in tax service revenues of $67,000 (19.0%), and other revenues of $70,000 (32.0%), partially offset by a decrease in franchise fees of $289,000 (31.7%).

The sale of products and services increased significantly due to the growth of the Company's National Accounts program which began operating in late 1996. Tax service revenues increased due to increased demand for such services by the Company's franchisees. Other revenues increased primarily due to a gain on the sale of marketable securities in 1998. Franchise sales revenues decreased primarily due to a decrease of $172,000 (66.3%) in the sale of GBS franchises and a decrease of $142,000 (49.1%) in the sale of Mr. Rooter franchises. These decreases were partially offset by an increase of $66,000 (50.5%) in the sale of Mr. Electric franchises.

The cost of product and service sales increased by $429,000 (387.2%) due to increased revenues from National Accounts.

The cost of tax services decreased by $48,000 (15.3%) although revenues from tax service increased. This improvement in profitability was due to efficiencies implemented by management in late 1997.

Net income was $120,000 for the quarter ended March 31, 1998 as compared to $104,000 for the same period in 1997.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company and its subsidiaries operate in 17 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. During the remainder of 1998, the Company may produce additional master license sales which could result in each case in a one time, lump sum payment from the master licensee to the Company.

FORWARD-LOOKING STATEMENTS

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to completion of the transactions described in Note 5 - "Subsequent Events", general business conditions, the impact of competition, taxes, inflation, and governmental regulations.

                                     PART II
                                OTHER INFORMATION


THE DWYER GROUP, INC. AND SUBSIDIARIES

ITEM 1 - LEGAL PROCEEDINGS

         NONE

ITEM 2 - CHANGES IN SECURITIES

         (a) NONE

         (b) Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5 - OTHER INFORMATION

         NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Financial Data Schedule

         (b)      NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 8, 1998              The Dwyer Group, Inc.


                               By: \s\ Thomas Buckley
                                   ------------------
                                   Thomas Buckley
                                   Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBITS NO.                       DESCRIPTION
------------                       -----------
    27                   Financial Data Schedule