Form 10QSB
period 1998-06-30
DWYER GROUP INC
filed 1998-08-14
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________


COMMISSION FILE NUMBER.......................................0-15227



                              THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware                                                                                                                73-0941783
--------                                                                                                                ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                                (I.R.S. EMPLOYER IDENTIFICATION NO.)



                  1010 N. University Parks Dr., Waco, TX 76707
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)


                                 (254) 745-2400
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.




           Class                                    Outstanding at July 31, 1998
----------------------------                        ----------------------------
Common stock, $.10 par value                                           7,108,760



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No  X
                                                                    ---    ---

                              THE DWYER GROUP, INC.

                                      INDEX




PART I  -  FINANCIAL INFORMATION                                                                           PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                and December 31, 1997.............................................................................3

                Consolidated Statements of Income for the Three Months Ended
                June 30, 1998 and 1997 (unaudited)................................................................4

                Consolidated Statements of Income for the Six Months Ended
                June 30, 1998 and 1997 (unaudited)................................................................5

                Condensed Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 1998 and 1997 (unaudited)..........................................................6

                Notes to Condensed Consolidated Financial Statements............................................7-8

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................................9-11


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................12

     Item 2.    Changes in Securities............................................................................12

     Item 3.    Defaults Upon Senior Securities..................................................................12

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................12

     Item 5.    Other Information................................................................................12

     Item 6.    Exhibits and Reports on Form 8-K.................................................................12

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    JUNE 30,        DECEMBER 31,
          ASSETS                                                                      1998              1997
                                                                                  ------------      ------------
                                                                                  (Unaudited)
Current assets:

       Cash and cash equivalents                                                  $  1,335,806      $  1,568,187
       Marketable securities, available-for-sale                                     2,121,396         2,327,090
       Trade accounts receivable, net of allowance for doubtful
             accounts of $189,462 and $265,923, respectively                         1,017,000         1,070,573
       Accounts and interest receivable from related parties                           763,510           844,256
       Accrued interest receivable                                                      43,675            14,133
       Trade notes receivable, current portion                                       1,026,652         1,115,707
       Inventories                                                                     334,192           306,751
       Prepaid expenses                                                                609,773           376,556
       Notes receivable from related parties, current portion                          154,159           142,723
                                                                                  ------------      ------------
          Total current assets                                                       7,406,163         7,765,976

Property and equipment, net                                                          1,235,901         1,070,375
Notes and accounts receivable from related parties                                   1,042,004         1,268,015
Assets held for sale                                                                   176,575           166,575
Trade notes receivable, net of allowance for doubtful notes of
             $585,668 and $816,054, respectively                                     3,266,045         3,760,824
Purchased franchise rights, net                                                      2,143,646         1,446,251
Investment, equity method                                                              430,716           418,117
Net deferred tax asset                                                                 448,959           429,779
Other assets                                                                           206,171           212,124
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $ 16,356,181      $ 16,538,036
                                                                                  ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                                    $    788,620      $    774,197
       Accounts payable to related parties                                              13,611            44,237
       Accrued liabilities                                                           1,332,333         1,235,101
       Current portion of notes payable and capital lease obligations                  169,891           224,963
                                                                                  ------------      ------------
          Total current liabilities                                                  2,304,456         2,278,498

Long-term debt, less current portion                                                   517,773           487,116
Deferred franchise sales revenue                                                     1,229,198         1,539,085

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                                    --                --
       Common stock                                                                    689,526           689,526
       Additional paid-in capital                                                    9,020,358         9,020,358
       Retained earnings                                                             2,683,684         2,543,612
       Unrealized gain on available-for-sale securities                                  5,357            74,012
       Treasury stock, at cost                                                         (94,171)          (94,171)
                                                                                  ------------      ------------
          Total stockholders' equity                                                12,304,754        12,233,337
                                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 16,356,181      $ 16,538,036
                                                                                  ============      ============




     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                      1998             1997
                                                 -----------      -----------
REVENUES:
     Royalties                                   $ 2,438,513      $ 1,938,315
     Franchise fees                                  421,027          498,462
     Sales of products and services                  490,672          325,991
     Tax services                                    240,249          212,712
     Interest                                        135,509          175,790
     Other                                           204,752          259,454
                                                 -----------      -----------
        TOTAL REVENUES                             3,930,722        3,410,724

COSTS AND EXPENSES:
     General, administrative and selling           3,217,869        2,615,395
     Costs of product and service sales              478,154          230,145
     Cost of tax services                            214,759          205,364
     Depreciation and amortization                   186,087          136,954
     Interest                                         21,229           12,499
                                                 -----------      -----------
        TOTAL COSTS AND EXPENSES                   4,118,097        3,200,357
                                                 -----------      -----------

OPERATING INCOME (LOSS)                             (187,376)         210,367
                                                 -----------      -----------
NON-OPERATING INCOME:
     Gain on sale of securities                      216,346             --
                                                 -----------      -----------
        TOTAL NON-OPERATING INCOME                   216,346             --
                                                 -----------      -----------

Income before income taxes                            28,970          210,367
Income taxes                                          (9,059)         (74,439)
                                                 -----------      -----------

NET INCOME                                       $    19,911      $   135,928
                                                 ===========      ===========


EARNINGS (LOSS) PER SHARE - BASIC                $      0.00      $      0.02
                                                 ===========      ===========

EARNINGS (LOSS) PER SHARE - DILUTED              $      0.00      $      0.02
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                     6,775,427        6,854,352
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                    7,037,791        6,893,652
                                                 ===========      ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                     1998             1997
                                                 -----------      -----------
REVENUES:
     Royalties                                   $ 4,292,376      $ 3,781,990
     Franchise fees                                1,042,506        1,408,667
     Sales of products and services                1,215,001          491,222
     Tax services                                    659,369          564,992
     Interest                                        302,128          351,840
     Other                                           390,905          476,944
                                                 -----------      -----------
        TOTAL REVENUES                             7,902,285        7,075,655

COSTS AND EXPENSES:
     General, administrative and selling           6,132,480        5,552,593
     Costs of product and service sales            1,017,466          340,850
     Cost of tax services                            483,071          522,107
     Depreciation and amortization                   339,705          268,294
     Interest                                         35,862           23,112
                                                 -----------      -----------
        TOTAL COSTS AND EXPENSES                   8,008,583        6,706,956

OPERATING INCOME (LOSS)                             (106,299)         368,699
                                                 -----------      -----------

NON-OPERATING INCOME:
     Gain on sale of securities                      317,374               --
                                                 -----------      -----------
        TOTAL NON-OPERATING INCOME                   317,374               --
                                                 -----------      -----------

Income before income taxes                           211,075          368,699
Income taxes                                         (71,003)        (128,273)
                                                 -----------      -----------

NET INCOME                                       $   140,072      $   240,426
                                                 ===========      ===========

EARNINGS (LOSS) PER SHARE - BASIC                $      0.02      $      0.05
                                                 ===========      ===========

EARNINGS (LOSS) PER SHARE - DILUTED              $      0.02      $      0.05
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                     6,775,427        6,891,434
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                    6,974,166        6,940,101
                                                 ===========      ===========

     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                           1998             1997
                                                                        -----------      -----------
Operating activities:

     Net income for the period                                          $   140,072      $   240,426
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                       341,991          268,294
        Change in reserve for doubtful accounts                             (15,022)        (275,487)
        Notes received for franchise sales                                 (533,370)        (367,987)
        Change in deferred tax asset                                        (19,180)          50,724
        Other adjustments                                                   (20,407)           2,861
    Changes in assets and liabilities:
        Accounts and interest receivable                                     24,031         (196,295)
        Net change in receivables / payables to related parties             (48,968)          84,848
        Inventories                                                         (27,441)         (91,418)
        Prepaid expenses                                                   (233,217)        (136,515)
        Federal income tax receivable                                            --          258,701
        Accounts payable and accrued liabilities                            111,655         (131,822)
        Deferred franchise sales revenue                                   (131,887)        (398,003)
        Other assets                                                             --          124,095
        Other                                                                19,812          142,088
                                                                        -----------      -----------
  Net cash used in operating activities                                    (391,931)        (425,490)
                                                                        -----------      -----------

Investing activities:
    Collections of notes receivable                                         934,414          270,566
    Proceeds from sale of notes receivable                                       --          217,556
    Purchases of property and equipment                                    (358,402)         (71,780)
    Purchases of franchise rights                                          (586,564)              --
    Acquisition of other assets                                             (17,186)              --
    Net (increase) decrease in marketable securities                        205,694         (250,000)
    Increase (decrease) in unrealized gain on marketable securities         (68,655)         118,603
    Collections on notes receivable from related parties                     74,664           72,337
    Other                                                                        --           (9,865)
                                                                        -----------      -----------
  Net cash provided by investing activities                                 183,966          347,417
                                                                        -----------      -----------

Financing activities:
    Proceeds from borrowings                                                 62,465               --
    Payments on borrowings                                                  (86,881)        (145,151)
                                                                        -----------      -----------
  Net cash used in financing activities                                     (24,416)        (145,151)
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                  (232,381)        (223,224)
Cash and cash equivalents, beginning of period                            1,568,187        1,820,167
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $ 1,335,806      $ 1,596,943
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

B.       INTERIM DISCLOSURES

The information as of June 30, 1998 and for the three months and six month periods ended June 30, 1998 and 1997 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

The results of operations for the three months and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

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

NOTE 5.   SUBSEQUENT EVENTS

In July 1998, the Company sold two of its franchising subsidiaries, GBS and EKW, to Century Business Services, Inc. ("Century"), a leading provider of outsourced business services to medium sized companies throughout the United States. The Company received $3.8 million in cash and can receive up to 47,407 unregistered shares of Century common stock (the "Stock") subject to certain contingencies. The stock to be received is subject to a two-year lock-up agreement. One-half of the stock will be earned based on the renewal of certain GBS franchisees by December 31,1998. Management believes that the Company will receive substantially all of this portion of the Stock by May of 1999. The other half of the Stock will be held in escrow for two years and 90 days from the date of the agreement in order to facilitate the payment to Century for any losses incurred by Century which are subject to indemnification by the Company. At this time management cannot estimate the amount of this portion of the Stock which will eventually be received by the Company.

Also in July 1998, the Company acquired the majority of the assets of Glass Doctor Corporation and Glassmarks, Inc., all of such assets being associated with the Glass Doctor franchise concept. Glass Doctor is a national franchisor of service centers whose business is the replacement of automobile, residential and commercial glass. Glass Doctor's franchise system is currently comprised of 26 franchisees that generate over $33 million per year in system-wide sales. On a pro forma basis, Glass Doctor would add approximately $1.5 million to the Company's revenues. The acquisition was funded by a combination of $3.2 million in cash a note payable and the issuance of 333,333 shares of the Company's common stock.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 3.2 to 1 at June 30, 1998 as compared to 3.4 to 1 at December 31, 1997. The Company had working capital of approximately $5.1 million at June 30, 1998 as compared to approximately $5.5 million at December 31, 1997. For the remainder of fiscal 1998 management expects to fund working capital requirements primarily through operating cash flow. At June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of approximately $1.3 million and $1.6 million, respectively, and marketable securities of approximately $2.1 million and $2.3 million, respectively.

Cash used in operating activities decreased from $425,000 for the first six months of 1997 to $392,000 for the same period in 1998. In the first six months of 1997, the Company generated $347,000 in cash from investing activities versus $184,000 for the same period in 1998, a decrease of $163,000. This decrease is primarily due to the purchase of franchise rights in 1998 ($587,000) and an increase in purchases of property and equipment ($287,000), partially offset by an increase in proceeds from notes receivable ($446,000) and a net change in activity in marketable securities ($268,000). The net change in activity in marketable securities resulted from the purchase of securities in 1997 and the sale of securities in 1998. The Company used $145,000 in cash for financing activities for the first six months of 1997 (all for payments on borrowings) and used $24,000 for such activities in 1998 ($87,000 for payments on borrowings, partially offset by $63,000 in proceeds from new borrowings).

As described in Note 5 - "Subsequent Events", in July 1998, the Company sold two of its subsidiaries and acquired a franchising business. The Company used the cash proceeds from the sale to fund the cash portion of the purchase.

The Company is not aware of any trend or event which would potentially affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

Total revenues increased $826,000 (11.7%) to $7,902,000 in 1998, from $7,076,,000 in 1997. This increase is due primarily to increases in royalties of $510,000 (13.5%), in sales of products and services of $724,000 (147.3%) and in tax services of $94,000 (16.7%), partially offset by decreases in franchise fees of $366,000 (26.0%), in interest of $50,000 (14.1%) and in other revenues of $86,000 (18.0%).

Royalty revenues increased due to improved system-wide sales associated with a number of the Company's franchise concepts, primarily in the second quarter of the year. Significant increases were as follows: Mr. Rooter $249,000 (16.8%), Mr. Electric $109,000 (114.5%), GBS $63,000 (11.7%) and EKW $41,000 (9.1%). The
Company also recorded $87,000 in royalties from Canadian franchise rights purchased in the first quarter of 1998 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

The sale of products and services increased significantly primarily due to the growth of the Company's National Accounts program which began operating in late 1996.

Decreases in franchise sales revenues by concept were as follows: Mr. Rooter $179,000 (43.1%), Mr. Appliance $88,000 (65.1%), Mr. Electric $68,000 (19.5%),
EKW $55,000 (61.1%), GBS $37,000 (19.9%) and Rainbow $24,000 (14.4%). The above decreases were partially offset by an increase of $86,000 (142.3%) in franchise sales revenues associated with Aire Serv. The Company has recently realigned its franchise sales department in an effort to increase franchise sales revenues.

Interest revenues declined primarily due to a reduction in trade notes receivable. Other revenues declined primarily due to commissions received from related parties in 1997 for the sale of franchises.

General, administrative and selling expenses increased by $580,000 (10.4%). In the second quarter of 1997, credits were recorded to bad debt expense as a result of collection actions taken during the first half of the year. These credits resulted in a net change in bad debt expense of approximately $300,000 from 1997 to 1998. The balance of the overall increase is primarily due to an increase in the number of corporate personnel with a corresponding increase of $170,000 payroll costs, and increased operating costs associated with the Company's relatively new operations; Mr. Appliance, Mr. Electric, National Accounts and TDG Canada.

The cost of product and service sales increased by $677,000 (198.5%) due to costs associated with increased revenues from National Accounts and increased costs associated with the sale of products by GBS.

Depreciation and amortization increased by $71,000 (26.6%) due to amortization of Canadian franchise rights acquired in 1998 and due to amortization and depreciation of property and equipment purchased during 1997 and 1998.

In 1998, the Company sold marketable securities and recorded a gain of $317,000 on such sales.

Net income for the six months ended June 30,1998 was $140,000 as compared to $240,000 for the same period last year.

For the three months ended June 30, 1998, compared to the three months ended June 30, 1997.

Total revenues increased by $520,000 (15.2%) to $3,931,000 in 1998, from $3,411,000 for 1997. This increase is due primarily to increases in royalties of $500,000 (25.8%) and in sales of products and services of $165,000 (50.5%), partially offset by decreases in franchise fees of $77,000 (15.5%), in interest of $40,000 (22.9%) and other revenues of $55,000 (21.1%).

Royalty revenues increased during the period due to improved system-wide sales associated with a number of the Company's franchise concepts. Significant royalty increases were as follows: Mr. Rooter $172,000 (23.6%), Mr. Electric $54,000 (96.9%), GBS $99,000 (38.7%) and EKW $55,000 (23.7%). The Company also recorded $87,000 in royalties from Canadian franchise rights purchased in the first quarter of 1998 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

The sale of products and services increased significantly due to the growth of the Company's National Accounts program which began operating in late 1996. Interest revenues declined primarily due to a reduction in trade notes receivable. Other revenues decreased due to commissions received from related parties in 1997 for the sale of franchises.

General, administrative and selling expenses increased by $602,000 (23.0%). In the second quarter of 1997, credits were recorded to bad debt expense as a result of collection actions taken during the first half of the year. These credits resulted in a net change in bad debt expense of approximately $300,000 from 1997 to 1998. The balance of the overall increase is primarily due to an increase in the number of corporate personnel with a corresponding increase in payroll costs, and increased operating costs associated with the Company's relatively new operations; Mr. Appliance, Mr. Electric, National Accounts and TDG Canada.

The cost of product and service sales increased by $248,000 (107.8%) due to costs associated with increased revenues from National Accounts and increased costs associated with the sale of products by GBS.

Depreciation and amortization increased by $49,000 (35.9%) due to amortization of Canadian franchise rights acquired in 1998 and due to amortization and depreciation of property and equipment purchased during 1997 and 1998.

In 1998, the Company sold marketable securities and recorded a gain of $216,000 on such sales.

Net income was $20,000 for the quarter ended June 30,1998 as compared to $136,000 for the same period in 1997.

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

FORWARD-LOOKING STATEMENTS

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to, general business conditions, the impact of competition, taxes, inflation, and governmental regulations.

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

         NONE

--------------------------------------------------------------------------------
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
ITEM 5 - OTHER INFORMATION
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits:

                  Financial Data Schedule


         (b)      Reports on 8-K

                  Filed July 30, 1998 - Reported the sale of the majority of the assets of two of the Company's subsidiaries, General Business Services, Inc. and Edwin K. Williams & Co.

                  Filed August 7, 1998 - Reported the acquisition of the majority of the assets of Glass Doctor Corporation and Glassmarks, Inc., all of such assets being associated with the Glass Doctor franchise concept.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




  Date: August 12, 1998               The Dwyer Group, Inc.


                                      By: /s/ Thomas Buckley
                                          ------------------
                                              Thomas Buckley
                                              Vice President and Chief Financial
                                              Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
  27                         Financial Data Schedule