Form 10QSB
period 1998-09-30
DWYER GROUP INC
filed 1998-11-16
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________


COMMISSION FILE NUMBER.......................................0-15227



                              THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           Delaware                                       73-0941783
---------------------------------           ------------------------------------
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


                  1010 N. University Parks Dr., Waco, TX 76707
              -----------------------------------------------------
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)


                                 (254) 745-2400
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                                 Outstanding at November 10, 1998
----------------------------                    --------------------------------
Common stock, $.10 par value                                  7,076,460


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                              THE DWYER GROUP, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                     PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited)
                and December 31, 1997................................................................     3

                Consolidated Statements of Income for the Three Months Ended
                September 30, 1998 and 1997 (unaudited)..............................................     4

                Consolidated Statements of Income for the Nine Months Ended
                September 30, 1998 and 1997 (unaudited)..............................................     5

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1998 and 1997 (unaudited)........................................     6

                Notes to Condensed Consolidated Financial Statements.................................  7-10

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................................................. 10-13


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings....................................................................   14

     Item 2.    Changes in Securities................................................................   14

     Item 3.    Defaults Upon Senior Securities......................................................   14

     Item 4.    Submission of Matters to a Vote of Security Holders..................................   14

     Item 5.    Other Information....................................................................   14

     Item 6.    Exhibits and Reports on Form 8-K.....................................................   14

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER 30,     DECEMBER 31,
          ASSETS                                                           1998              1997
                                                                       -------------     ------------
                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                          $    326,587      $  1,568,187
    Marketable securities, available-for-sale                             2,677,634         2,327,090
    Trade accounts receivable, net of allowance for doubtful
       accounts of $107,233 and $265,923, respectively                      691,978         1,070,573
    Accounts and interest receivable from related parties                   856,537           844,256
    Accrued interest receivable                                              55,792            14,133
    Trade notes receivable, current portion                               1,014,988         1,115,707
    Inventories                                                              48,869           306,751
    Prepaid expenses                                                        340,256           376,556
    Notes receivable from related parties, current portion                   60,021           142,723
                                                                       ------------      ------------
       Total current assets                                               6,072,662         7,765,976

Property and equipment, net                                               1,143,267         1,070,375
Notes and accounts receivable from related parties                        1,095,737         1,268,015
Assets held for sale                                                        141,575           166,575
Trade notes receivable, net of allowance for doubtful notes of
       $802,280 and $816,054, respectively                                2,725,633         3,760,824
Purchased franchise rights, net                                           1,056,968         1,446,251
Goodwill, net                                                             5,730,211                --
Investment, equity method                                                        --           418,117
Net deferred tax asset                                                      600,729           429,779
Other assets                                                                411,964           212,124
                                                                       ------------      ------------

TOTAL ASSETS                                                           $ 18,978,746      $ 16,538,036
                                                                       ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                            $    670,436      $    774,197
    Accounts payable to related parties                                       5,278            44,237
    Accrued liabilities                                                   2,010,904         1,235,101
    Current portion of notes payable and capital lease obligations          559,004           224,963
                                                                       ------------      ------------
       Total current liabilities                                          3,245,622         2,278,498

Long-term debt, less current portion                                      1,839,034           487,116
Deferred franchise sales revenue                                          1,169,379         1,539,085

Commitments and contingencies

Stockholders' equity:
    Preferred stock                                                              --                --
    Common stock                                                            722,859           689,526
    Additional paid-in capital                                            9,653,691         9,020,358
    Retained earnings                                                     2,395,511         2,543,612
    Unrealized gain on available-for-sale securities                         46,821            74,012
    Treasury stock, at cost                                                 (94,171)          (94,171)
                                                                       ------------      ------------
       Total stockholders' equity                                        12,724,711        12,233,337
                                                                       ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 18,978,746      $ 16,538,036
                                                                       ============      ============


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
REVENUES:
   Royalties                                       $ 1,978,640      $ 2,007,156
   Franchise fees                                      418,254        1,061,084
   Sales of products and services                      333,128          338,927
   Tax services                                         13,865          117,982
   Interest                                            151,713          156,070
   Other                                               156,685          239,991
                                                   -----------      -----------
      TOTAL REVENUES                                 3,052,284        3,921,210

COSTS AND EXPENSES:
   General, administrative and selling               4,443,231        2,948,881
   Costs of product and service sales                  263,268          253,612
   Cost of tax service revenues                         11,009          187,299
   Depreciation and amortization                       195,461          135,414
   Interest                                             27,228           13,886
                                                   -----------      -----------
      TOTAL COSTS AND EXPENSES                       4,940,197        3,539,092
                                                   -----------      -----------

OPERATING INCOME (LOSS)                             (1,887,913)         382,118
                                                   -----------      -----------

NON-OPERATING INCOME:
   Gain on sale of assets                            1,445,563               --
   Gain on sale of securities                           14,034               --
                                                   -----------      -----------
      TOTAL NON-OPERATING INCOME                     1,459,597               --
                                                   -----------      -----------

Income (loss) before income taxes                     (428,316)         382,118
Income tax (expense) benefit                           140,143         (129,909)
                                                   -----------      -----------

NET INCOME (LOSS)                                  $  (288,173)     $   252,209
                                                   ===========      ===========

EARNINGS (LOSS) PER SHARE - BASIC                  $     (0.04)     $      0.04
                                                   ===========      ===========

EARNINGS (LOSS) PER SHARE - DILUTED                $     (0.04)     $      0.04
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                       7,025,427        6,775,427
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
       DILUTIVE COMMON SHARES                        7,131,575        6,880,558
                                                   ===========      ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
REVENUES:
   Royalties                                     $  6,271,015      $  5,789,146
   Franchise fees                                   1,460,760         2,469,751
   Sales of products and services                   1,548,128           830,150
   Tax services                                       673,234           682,974
   Interest                                           453,842           507,910
   Other                                              547,590           716,934
                                                 ------------      ------------
      TOTAL REVENUES                               10,954,569        10,996,865

COSTS AND EXPENSES:
   General, administrative and selling             10,575,712         8,640,965
   Costs of product and service sales               1,280,734           454,971
   Cost of tax service revenues                       494,080           709,406
   Depreciation and amortization                      535,166           403,708
   Interest                                            63,090            36,998
                                                 ------------      ------------
      TOTAL COSTS AND EXPENSES                     12,948,782        10,246,048

OPERATING INCOME (LOSS)                            (1,994,213)          750,817
                                                 ------------      ------------

NON-OPERATING INCOME:
   Gain on sale of assets                           1,445,563                --
   Gain on sale of securities                         331,408                --
                                                 ------------      ------------
      TOTAL NON-OPERATING INCOME                    1,776,971                --
                                                 ------------      ------------

Income (loss) before income taxes                    (217,242)          750,817
Income tax (expense) benefit                           69,141          (258,182)
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (148,101)     $    492,635
                                                 ============      ============

EARNINGS (LOSS) PER SHARE - BASIC                $      (0.02)     $       0.07
                                                 ============      ============

EARNINGS (LOSS) PER SHARE - DILUTED              $      (0.02)     $       0.07
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES                      6,859,676         6,773,951
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
       DILUTIVE COMMON SHARES                       7,027,551         6,920,870
                                                 ============      ============


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                            1998             1997
                                                                       ------------      -------------
Operating activities:
     Net income (loss) for the period                                   $  (148,101)     $   492,635
     Adjustments to reconcile net income (loss) to
                  net cash used in operating activities:
        Depreciation and amortization                                       535,166          403,708
        Gain on sale of assets                                           (1,445,562)              --
        Change in reserve for doubtful accounts                             210,779         (106,619)
        Notes received for franchise sales                                 (812,814)        (525,358)
        Change in deferred tax asset                                       (170,950)          64,346
        Other adjustments                                                    16,879          (10,440)
    Changes in assets and liabilities:
        Accounts and interest receivable                                     75,219          (76,694)
        Receivables / payables to related parties                          (150,328)          88,540
        Inventories                                                         (23,908)         (89,159)
        Prepaid expenses                                                    (86,384)        (218,899)
        Federal income tax receivable                                            --          390,404
        Accounts payable and accrued liabilities                            731,913         (472,746)
        Deferred franchise sales revenue                                   (183,330)        (488,167)
        Other assets                                                             --          151,687
        Other                                                               115,699         (459,586)
                                                                        -----------      -----------
  Net cash used in operating activities                                  (1,335,722)        (856,348)
                                                                        -----------      -----------

Investing activities:
    Collections of notes receivable                                       1,098,236          492,466
    Proceeds from sale of assets                                          3,609,793            3,000
    Acquisition of business                                              (3,225,000)              --
    Purchases of property and equipment                                    (420,899)        (190,206)
    Purchases of franchise rights                                          (586,564)              --
    Net (increase) decrease in marketable securities                       (350,544)        (332,312)
    Acquisition of other assets                                             (49,710)         (20,112)
    Increase (decrease) in unrealized gain on marketable securities         (27,191)         124,598
    Collections on notes receivable from related parties                    115,069           86,223
                                                                        -----------      -----------
  Net cash provided by investing activities                                 163,190          163,657
                                                                        -----------      -----------

Financing activities:
    Proceeds from borrowings                                                 62,465               --
    Payments on borrowings                                                 (131,532)        (173,100)
                                                                        -----------      -----------
  Net cash used in financing activities                                     (69,067)        (173,100)
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                (1,241,600)        (865,791)
Cash and cash equivalents, beginning of period                            1,568,187        1,820,167
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $   326,587      $   954,376
                                                                        ===========      ===========


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ORGANIZATION

The Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internationally through franchising. The condensed consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned subsidiaries (the "Company") which include the following:

    o Rainbow International Carpet Dyeing and Cleaning Co. ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International"(R).

    o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R).

    o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark "Aire Serv"(R).

    o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R).

    o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses under the service mark "Mr. Appliance"(R).

    o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits national account customers who can call a toll-free phone number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors.

    o The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January 1998 in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv.

    o Synergistic International, Inc., which was incorporated in July 1998, is franchisor of Glass Doctor (R), a service concept whose business is the replacement of automobile, residential and commercial glass.

    o General Business Services, Inc. ("GBS") is a franchisor of business management service to small businesses. The business and substantially all of the assets of GBS were sold in July 1998.

    o Edwin K. Williams & Co. ("EKW") is a franchisor of information systems and financial management services, specifically designed to meet the special needs of small businesses. The business and substantially all of the assets of EKW were sold in July 1998.

NOTE 2. BASIS OF PRESENTATION

A.  PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B.  INTERIM DISCLOSURES

The information as of September 30, 1998 and for the three months and nine month periods ended September 30, 1998 and 1997 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

C.  RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the presentation used in the 1998 condensed consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.

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

NOTE 4. PURCHASED FRANCHISE RIGHTS

In February 1998, the Company repurchased all Canadian franchise rights for its Mr. Rooter and Mr. Electric franchise concepts from its Canadian master licensee, a nonaffiliated third party. The purchase price of approximately $600,000 was capitalized as Purchased Franchise Rights. The purchase is expected to generate additional revenues to the Company of approximately $250,000 per year.

In March 1998, the Company repurchased Canadian franchise rights for its Rainbow International franchise concept from a related party. The purchase price of approximately $250,000 was capitalized as Purchased Franchise Rights. The purchase is expected to generate additional revenues to the Company of approximately $50,000 per year.

NOTE 5. DISPOSITION OF ASSETS

In July 1998, the Company sold substantially all of the assets and the business of two of its franchising subsidiaries, GBS and EKW, to Century Business Services, Inc. ("Century"). The Company received $3.8 million in cash and can receive up to 47,407 restricted shares of Century common stock (the "Stock") subject to certain contingencies. The Stock is subject to a two-year lock-up agreement. One-half of the Stock will be earned based on the renewal of certain GBS franchisees by December 31, 1998. Management believes that the Company will receive substantially all of this portion of the Stock by May 1999. The other half of the Stock will be held in escrow for two years and 90 days from the date of the agreement in order to facilitate the payment to Century for any losses incurred by Century which are subject to indemnification by the Company. At this time management cannot estimate the amount of this portion of the Stock which will eventually be received by the Company. Century also assumed certain liabilities of GBS and EKW.

Also in July of 1998, the Company sold its minority interest in Service Station Computer Systems, Inc. (SSCS), an additional asset of EKW, for $150,000 in cash and a note with a present value of $45,000.

The Company recorded a gain on the sale of the assets net of the liabilities assumed by Century. The gain was calculated as follows:

               Net cash proceeds(1)                          $ 3,609,793
               Century Stock(2)                                  178,500
               Note receivable                                    45,000
                                                             -----------
               Total proceeds                                  3,833,293

               Less:  Net book value of assets sold and
                      liabilities assumed                     (2,387,730)
                                                             -----------
               Pre-tax gain on sale                          $ 1,445,563
                                                             ===========

----------

(1) Includes $3.8 million received from Century plus $150,000 in cash received from a third party for SSCS, less $281,000 paid to obtain releases from certain Regional Master Licensees and legal fees associated with the transaction.

(2) Includes 47,407 shares of Century stock valued at $16.88 per share, less:
    (a) 5,000 shares issued to a former employee of GBS/EKW in connection with the sale, (b) the shares which are held in escrow for possible indemnification by the Company, (c) an amount estimated for non-renewing franchisees of GBS, and (d) 35% discount on remaining shares due to marketability restrictions.

NOTE 6. BUSINESS ACQUISITION

In July 1998, the Company acquired substantially all of the assets of Glass Doctor Corporation and Glassmarks, Inc., all of such assets being associated with the Glass Doctor franchise concept. Glass Doctor is a national franchisor of service centers whose business is the replacement of automobile, residential and commercial glass. Glass Doctor's franchise system is currently comprised of 26 franchisees in the United States that generate over $33 million per year in system-wide sales. On a pro forma basis, Glass Doctor would add approximately $1.5 million to the Company's annual revenues. The acquisition was funded by a combination of $3.225 million in cash, a note payable of $1.9 million and the issuance of 333,333 shares of the Company's common stock valued at the then current market share price of $2 per share. A recap of the total purchase price follows:

    Cash to seller                        $3,225,000
    Note to seller                         1,900,000
    Common stock issued                      666,666
    Misc. acquisition costs                  120,030
                                          ----------
                                          $5,911,696
                                          ==========

The acquisition was accounted for as a purchase, and accordingly, the operating results of Glass Doctor have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate acquisition cost was allocated to the net assets of the Company based upon their respective fair market values, with the excess recorded as goodwill. The allocation of the purchase price based on the estimated fair value of the assets acquired is as follows:

    Tangible assets, net of liabilities   $  131,485
    Goodwill                               5,780,211
                                          ----------
                                          $5,911,696
                                          ==========

The unaudited pro forma information for the periods set forth below give effect to the acquisition as if it had occurred at the beginning of the respective periods. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the transaction been consummated at the beginning of the periods presented nor does the information purport to be indicative of future results.

                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                          ------------------------------     ------------------------------
                                              1998              1997             1998              1997
                                          ------------      ------------     ------------      ------------
    Revenues                              $  3,132,284      $  4,305,117     $ 11,748,476      $ 12,318,100
                                          ============      ============     ============      ============
    Net Income (Loss)                     $   (267,292)     $    105,296     $   (250,541)     $    339,935
                                          ============      ============     ============      ============
    Basic Earnings (Loss) Per Share       $       (.04)     $        .01     $       (.03)     $        .05
                                          ============      ============     ============      ============
    Diluted Earnings (Loss) Per Share     $       (.04)     $        .01     $       (.03)     $        .05
                                          ============      ============     ============      ============

NOTE 7. COMMON STOCK

On July 24, 1998, the Company issued 333,333 shares of its common stock in connection with the purchase of the assets of Glass Doctor Corporation and Glassmarks, Inc.

On September 28, 1998, the Company announced an authorization for the repurchase of up to 100,000 of the Company's common stock in the open market or in private transactions. As of November 13, 1998, the Company had repurchased 32,300 such shares at an average purchase price of $1.71 per share.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.9 to 1 at September 30, 1998 as compared to 3.4 to 1 at December 31, 1997. The Company had working capital of approximately $2.8 million at September 30, 1998 as compared to approximately $5.5 million at December 31, 1997. These changes are due primarily to the sale of GBS and EKW and to the establishment of expense reserves as described below in "Results of Operations". For the remainder of fiscal 1998 management expects to fund working capital requirements primarily through operating cash flow. At September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of approximately $.3 million and $1.6 million, respectively, and marketable securities of approximately $2.7 million and $2.3 million, respectively.

Cash used in operating activities increased from $856,000 for the first nine months of 1997 to $1,336,000 for the same period in 1998 primarily due to a reduction in net income. In the first nine months of 1997, the Company generated $164,000 in cash from investing activities versus $163,000 for the same period in 1998. In 1998, the Company acquired a business for $3,225,000, property and equipment for $421,000 and franchise rights for $587,000. These purchases were offset by proceeds from the sale of assets of $3,610,000 and an increase in the collection of notes receivable of $606,000. The Company used $173,000 in cash for financing activities for the first nine months of 1997 (all for payments on borrowings) and used $69,000 for such activities in 1998 ($132,000 for payments on borrowings, partially offset by $62,000 in proceeds from new borrowings).

The Company is not aware of any trend or event which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997.

Total revenues decreased $42,000 (.4%) to $10,955,000 in 1998 from $10,997,000 in 1997. This decrease is comprised of decreases in franchise fees of $1,009,000 (40.9%), in interest of $54,000 (10.6%) and in other revenues of $169,000 (23.6%), offset by increases in royalties of $482,000 (8.3%) and in sales of products and services of $718,000 (86.5%).

Royalty revenues increased primarily due to higher system-wide sales within a number of the Company's franchise concepts. Significant increases were as follows: Mr. Rooter $248,000 (11.0%), Mr. Electric $172,000 (99.7%), Aire Serv
$47,000 (38.3%)
and Mr. Appliance $38,000 (361.4%). These increases were partially offset by a decline in Rainbow's royalty revenues of $109,000 (6.4%). The Company also recorded $155,000 in royalties from Canadian franchise rights purchased from a related party in the first quarter of 1998 (See Note 4) and $244,000 in royalties from Glass Doctor which was purchased in July 1998 (See Note 6). Royalties from EKW and GBS combined declined by $271,000, as these businesses were sold in July 1998 (See Note 5).

Decreases in franchise fee revenues by concept were as follows: Mr. Rooter $236,000 (42.4%), Mr. Appliance $326,000 (83.6%), Mr. Electric $84,000 (17.2%),
GBS $396,000 (72.8%), EKW $96,000 (73.3%) and Rainbow $104,000 (38.7%). These
decreases were partially offset by an increase of $233,000 (255.0%) in Aire Serv franchise fee revenues.

The sale of products and services increased due primarily to the growth of the Company's National Accounts program which began operating in late 1996.

Interest revenues declined primarily due to a reduction in franchisee notes receivable. Other revenues declined primarily due to commissions received from related parties in 1997 for the sale of franchises and to a decrease in management fees received from related parties due to a reduction in work performed.

General, administrative and selling expenses increased by $1,935,000 (22.4%). In the third quarter of 1998, the Company recorded litigation reserves of approximately $730,000 to cover estimated settlement costs of a number of lawsuits to which the Company is a party. Management has determined that it would be in the Company's best interest to attempt to settle these cases rather than spend the time, effort and money to defend them. The Company also increased its bad debt allowance for notes receivable from franchisees by approximately $200,000 due to recent collection history on certain notes. The Company also increased its reserve for franchisee notes to unrelated third parties payment on which is guaranteed by the Company. Such reserve was increased by approximately $230,000 based upon recent payment history on certain notes. Also, in the second quarter of 1997, credits were recorded to bad debt expense as a result of collection actions taken during the first half of the year. These credits resulted in an increase in bad debt expense of approximately $300,000 from 1997 to 1998. The Company also increased its number of corporate level personnel with a corresponding increase of approximately $170,000 in payroll costs. In addition, there were increased costs associated with relatively new operations; Mr. Appliance, Mr. Electric, National Accounts, Glass Doctor and TDG Canada. The Company also incurred costs in the third quarter related to severance and benefits to employees leaving the Company and in relation to the start-up of Glass Doctor. The Company has taken action in the third and fourth quarters of 1998 which are expected to have the effect of reducing general, administrative and selling expenses on an ongoing basis.

The cost of product and service sales increased by $826,000 (181.5%) due to costs associated with increased revenues from National Accounts and increased costs associated with the sale of products by GBS.

The cost of tax services revenues decreased by $215,000 (30.4%) due to the sale of GBS.

Depreciation and amortization increased by $131,000 (32.6%) due to amortization of Canadian franchise rights, amortization of goodwill associated with Glass Doctor, and due to amortization and depreciation of property and equipment purchased during 1997 and 1998.

In 1998, the Company recorded a $1,446,000 gain on the sale of assets of GBS and EKW as described in Note 5.

In 1998, the Company sold marketable securities and recorded a gain of $331,000 on such sales.

The Company reported a net loss of $148,000 for the nine months ended September 30, 1998 as compared to a net profit of $493,000 for the same period last year.

For the three months ended September 30, 1998, compared to the three months ended September 30, 1997.

Total revenues decreased by $869,000 (22.2%) to $3,052,000 in 1998, from $3,921,000 in 1997. This decrease is due primarily to a decrease in royalties of $29,000 (1.4%), in franchise fees of $643,000 (60.6%), in tax services of $104,000 (88.2%) and in other revenues of $83,000 (34.7%).

Royalty revenues decreased primarily due to the sale of the GBS and EKW businesses, which resulted in a decrease of $376,000. This decrease was partially offset by royalties from the newly acquired Canadian franchise rights of $68,000 and from Glass Doctor of $244,000. Royalties from Mr. Electric increased by $64,000 (81.2%) and from Aire Serv increased by $50,000 (129.2%). These increases were partially offset by a decrease in royalties from Rainbow of $78,000 (12.2%). Of the decrease in franchise fee revenues, $400,000 was associated with GBS and EKW. Decreases in such revenues from other franchise concepts were as follows: Mr. Rooter $56,000 (40.4%), Mr. Appliance $238,000 (93.5%), Mr. Electric $16,000 (11.5%) and
Rainbow $79,000 (81.3%). The above decreases were partially offset by an increase in franchise fee revenues from Aire Serv of $146,000 (478.4%).

Tax service revenues declined by $104,000 (88.2%) due to the sale of GBS.

Other revenues decreased by $83,000 (34.7%) due primarily to commissions received from related parties in 1997 for the sale of franchises and to a decrease in related party management fees due to a reduction in the amount of work performed.

General and administrative expenses increased by $1,494,000 (50.7%). The Company recorded litigation reserves of approximately $730,000 to cover estimated settlement costs of a number of lawsuits to which the Company is a party. Management has determined that it would be in the Company's best interest to settle these cases rather than spend the time, effort and money to defend them. The Company also increased its bad debt allowance for franchisee notes receivable by approximately $200,000 due to recent collection history on certain notes. The Company also increased its reserve for franchisee notes to unrelated third parties, payment on which is guaranteed by the Company. Such reserve was increased by approximately $230,000 based upon recent payment history on certain notes. In addition, there were increased costs associated with relatively new operations; Mr. Appliance, Mr. Electric, National Accounts, Glass Doctor and TDG Canada. The Company also incurred costs in the third quarter related to severance and benefits to employees leaving the Company and in relation to the start-up of Glass Doctor. The preceding increases were partially offset by a decrease of approximately $450,000 in general and administrative costs directly associated with GBS and EKW, which businesses were sold in July 1998. The Company has taken actions in the third and fourth quarters of 1998 which are expected to have the effect of reducing general, administrative and selling expenses on an ongoing basis.

Depreciation and amortization increased by $60,000 (44.3%) due to amortization of Canadian franchise rights, amortization of goodwill associated with Glass Doctor, and due to amortization and depreciation of property and equipment purchased during 1997 and 1998.

In 1998, the Company recorded a $1,446,000 gain on the sale of assets of GBS and EKW as described in Note 5.

In 1998, the Company sold marketable securities and recorded a gain of $14,000 on such sales.

The Company reported a net loss of $288,000 for the quarter ended September 30,1998 as compared to net income of $252,000 for the same period in 1997.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company operates in 17 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. During the remainder of 1998, the Company may produce additional master license sales which could result in each case in a one time, lump sum payment from the master licensee to the Company.

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


THE DWYER GROUP, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
ITEM 2 - CHANGES IN SECURITIES
--------------------------------------------------------------------------------

         (a)  NONE

         (b)  Not applicable.

         (c) On July 24, 1998, the Company paid $3.2 million in cash, executed a $1.9 million note payable and issued 333,333 shares of its common stock in connection with the purchase of substantially all of the assets of Glass Doctor Corporation and Glassmarks, Inc.

              The Company issued the above noted shares in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

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

         NONE

--------------------------------------------------------------------------------
ITEM 5 - OTHER INFORMATION
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits:

             Financial Data Schedule


         (b) Reports on 8-K

             Filed October 19, 1998 - Amended 8-K reporting the sale of substantially all of the assets of two of the Company's subsidiaries, General Business Services, Inc. and Edwin K. Williams & Co., including pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: November 16, 1998           The Dwyer Group, Inc.


                                  By: /s/ Thomas Buckley
                                      ------------------------------------------
                                      Thomas Buckley
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule