Form 10QSB/A
period 1998-09-30
DWYER GROUP INC
filed 1999-03-11
CIK 797502

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding At November 10, 1998
----------------------------                   --------------------------------
Common Stock, $.10 Par Value                                          7,076,460


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No  X
                                                                   -----  -----

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                        -------------                      -------------
                                                 1998                1997             1998                1997
                                                 ----                ----             ----                ----
     Revenues                               $    3,132,284     $    4,305,117    $   11,748,476     $   12,318,100
                                            ==============     ==============    ==============     ==============
     Net Income (Loss)                      $     (267,292)    $      105,296    $     (250,541)    $      339,935
                                            ==============     ==============    ==============     ==============
     Basic Earnings (Loss) Per Share        $         (.04)    $          .01    $         (.03)    $          .05
                                            ==============     ==============    ==============     ==============
     Diluted Earnings (Loss) Per Share      $         (.04)    $          .01    $         (.03)    $          .05
                                            ==============     ==============    ==============     ==============

================================================================================

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

YEAR 2000 COMPLIANCE

The Company initiated a program in 1996 to assess its internal information technology systems to upgrade those systems for the next stage of the Company's growth and to make them Year 2000 compliant. The Company expects this program to be completed by the third quarter of 1999.

In 1996, the Company determined that its accounting system was not Year 2000 compliant and that the Company's servers also required upgrading in order to be Year 2000 compliant.

During 1996 and 1997, the Company purchased new Year 2000 compliant accounting software, servers, network operating systems and software applications. All of the new equipment and software has been installed and implemented, except that the module of the accounting package that is used to process royalty payments from the franchisees is in the testing phase. Implementation of the royalty module is scheduled to be complete by the third quarter of 1999.

In 1998, the Company performed an inventory of all of its personal computers, workstations and related software for Year 2000 compliance. The Company formulated a replacement schedule for all non-compliant personal computers and software, which the Company expects to complete by the third quarter of 1999. Also in 1998, the Company determined that its telephone switch (PBX) and its voice mail system are not Year 2000 compliant. The Company plans to replace the telephone switch and the voice mail system by the third quarter of 1999 with Year 2000 compliant systems.

Also in 1998, the Company purchased a software application from Pivotal Software, Inc. called Relationship 99, an information management program which facilitates and enhances all aspects of the Company's operations and integrates with the Company's accounting software, data bases and other applications. While this software is Year 2000 compliant, it was not purchased specifically to meet the Company's Year 2000 compliance requirements.

To date, the Company has relied on representations from suppliers that its information technology systems are Year 2000 compliant. The Company plans to test its systems for Year 2000 compliance during the second and third quarters of 1999.

Aside from the Company's telephone system, the Company's other non-information technology systems (i.e. embedded systems contained in the Company's buildings, plant, equipment and other infrastructure) do not impact regular operations of the Company.

Fees from franchisees constitute the Company's principle source of revenue. The Company is currently assessing the information technology and non-information technology systems used by franchisees. The Company is also continuing to identify third party vendors and service providers whose non-compliant systems could have an impact on the Company and assess their compliance status. The Company expects that these assessments will be completed by the end of the second quarter of 1999.

The Company expects its total cost to address the Year 2000 issue to be approximately $250,000, of which approximately $75,000 has been expended through October of 1998. The Company expects to incur the balance of such costs to complete the compliance plan in 1999. The balance of such costs is expected to be funded through operating cash flows. The Company has been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting principles. The above described costs do not include $250,000 for the Pivotal Relationship99 system.

The Company does not expect the Year 2000 issue to pose significant operational or financial problems for the Company. The Company bases this expectation on the progress it has made in upgrading its internal information systems and the fact that it is a service business that does not depend heavily on machinery that might have embedded technology nor on suppliers of goods for resale. In addition, the Company's franchisees are in service businesses. Nevertheless, the Year 2000 issue could have a material impact on the Company's operations and financial condition in the future in the event the Company or its key suppliers, such as banks, public utilities or telecommunications services, or a significant number of the Company's franchisees, are unable to resolve the Year 2000 issue in a timely manner; or if the Company becomes the subject of litigation or other proceedings regarding any Year 2000-related events. The amount of potential loss cannot be reasonably estimated at this time.

The Company has not developed contingency plans as of this date. As the Year 2000 compliance program proceeds, contingency plans will be prepared, updated and implemented as necessary to address the risks identified, including a plan for a yet to be determined worst case scenario. No contingency plans are being developed for the availability of key public services and utilities.

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




Date:  March 10, 1999         The Dwyer Group, Inc.


                              By: \s\ THOMAS BUCKLEY
                                  ------------------
                                     Thomas Buckley
                                     Vice President and Chief Financial Officer