Form 10KSB
period 1998-12-31
DWYER GROUP INC
filed 1999-03-31
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ______________ to ______________

Commission File No. 0-15227

                              THE DWYER GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                            73-0941783
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


                         1010 N. University Parks Drive
                                Waco, Texas 76707
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (254) 745-2400
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

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

         Issuer's revenues for its most recent fiscal year:     $14,811,180

         Aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of
         March 25, 1999:    $5,097,521

         Aggregate number of shares of Common Stock outstanding as of the close
         of business on March 25, 1999:     6,915,710


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


   Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I

Item 1.    DESCRIPTION OF BUSINESS..................................................................................... 1
           General..................................................................................................... 1
           Franchise Operations........................................................................................ 2
           Marketing................................................................................................... 6
           Competition................................................................................................. 7
           Trade Names and Service Marks............................................................................... 8
           Regulation.................................................................................................. 8
           Employees................................................................................................... 9

Item 2.    DESCRIPTION OF PROPERTY..................................................................................... 9

Item 3.    LEGAL PROCEEDINGS........................................................................................... 9

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................... 9

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS...................................................10

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................................10

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................17

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE...........................................................................17

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                        WITH SECTION 16(a) OF THE EXCHANGE ACT.........................................................18

Item 10.   EXECUTIVE COMPENSATION......................................................................................20

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................22

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................24

Item 13.   EXHIBITS, AND REPORTS ON FORM 8-K...........................................................................25

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         The Dwyer Group, Inc. and its wholly owned subsidiaries (the "Company") provide a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns six such businesses, which service an aggregate of approximately 750 franchises located in the United States and Canada, and through their master licensees, approximately 200 franchisees in 15 other countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, a commitment to its mission and vision and the reputation of its management team.

         In 1998, the Company operated its businesses through the following wholly owned subsidiaries - See "Management's Discussion and Analysis - Results of Operations":

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R). In 1998, Mr. Rooter accounted for approximately 28.4% of the Company's consolidated revenues as compared to 27.5% in 1997.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International" (R). In 1998, Rainbow accounted for approximately 17.8% of the Company's consolidated revenues as compared to 19.2% in 1997.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). In 1998, Mr. Electric accounted for approximately 8.8% of the Company's consolidated revenues as compared to 6.7% in 1997.

         o Synergistic International, Inc., which commenced operations in July of 1998, is franchisor of Glass Doctor (R), a service concept whose business is the replacement of automobile, residential and commercial glass. In 1998, Glass Doctor accounted for approximately 5.5% of the Company's consolidated revenues.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark "Aire Serv" (R). In 1998, Aire Serv accounted for approximately 4.5% of the Company's consolidated revenues as compared to 2.3% in 1997.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses under the service mark "Mr. Appliance" (R). In 1998, Mr. Appliance accounted for approximately 1.4% of the Company's consolidated revenues as compared to 2.2% in 1997.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 1998, National Accounts accounted for approximately 10.3% of the Company's consolidated revenues as compared to 5.7% in 1997.

         o The Dwyer Group Canada, Inc. ("TDG Canada") commenced operations in January of 1998, in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In 1998, TDG Canada accounted for approximately 1.8% of the Company's consolidated revenues.

         o General Business Services, Inc. ("GBS") is a franchisor of businesses which provide management services to small businesses. The business and substantially all of the assets of GBS were sold in July of

                  1998. In 1998, GBS accounted for approximately 10.5% of the Company's consolidated revenues as compared to 17.6% in 1997.

         o Edwin K. Williams & Co. ("EKW") is a franchisor of businesses which provide information systems and financial management services to small businesses. The business and substantially all of the assets of EKW were sold in July of 1998. In 1998, EKW accounted for approximately 5.8% of the Company's consolidated revenues as compared to 12.0% in 1997.

         Mr. Rooter, Mr. Electric, Mr. Appliance, Aire Serv, Rainbow and Glass Doctor are referred to as the Company's "franchise concepts", or "franchising businesses".

         The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation in 1972, and in 1986 the Company was reincorporated as a Delaware corporation. In 1993, the Board of Directors approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. In that same year, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation and the Company was renamed The Dwyer Group, Inc.

         The Company's principal executive offices are located at 1010 North University Parks Drive, Waco, Texas 76707, and its telephone number is (254) 745-2400. All references herein to the Company include Rainbow, Mr. Rooter, Aire Serv, Mr. Electric, Mr. Appliance, Glass Doctor, TDG Canada and National Accounts unless the context otherwise requires.


FRANCHISE OPERATIONS

         The Company's goal is to build upon its successful systems of franchising businesses in order to develop strong new franchises and provide them with ongoing franchise support.

         The franchising industry in which the Company operates is fragmented, consisting mainly of small, single-service or single-concept franchising companies. The Company's philosophy is to be a multi-concept franchisor by bringing its franchising expertise to bear on a number of businesses in various service fields. The Company applies franchise systems management and marketing skills in order to maximize the profitability of its franchised businesses. Thus, instead of franchising only one line of business, the Company's philosophy is to benefit from economies of scale by the pooling of resources.

         The Company's primary sources of revenues are initial franchise fees paid by new franchisees and ongoing royalties based on the sales volume of franchisees.

         Initial franchise fees and royalty rates for each franchise concept vary, and are described in the following sections below related to each concept. In general, the Company at its discretion, may finance a portion of the franchise fee (30-80%) and may give a discount if the franchise fee is paid in full upon the signing of the agreement.

         In addition to royalties, each franchise is required to contribute to a national advertising fund maintained by each franchise concept. Expenditures from each such fund are used to develop and place advertising and to create marketing materials and programs which will benefit all franchisees operating under the particular franchise concept. Such funds are maintained separately from the Company's funds and are not reflected on the Company's books.

         During 1998, in order to encourage business owners to convert their businesses to one of the Company's franchise concepts, the Company formalized a "roll-in" program whereby new franchisees can roll-in sales from their existing business, and pay reduced royalty and advertising fee rates on the existing sales. The franchisee may also receive a discount on the initial franchise fee based on the amount of sales "rolled-in".

         The Company, as a consolidator of franchising businesses, believes that its existing broad base of franchisees, the diversity of services provided by its current operations, its centralized financial, marketing, training and support staff, and the adaptability and versatility of its established franchise operating system, have positioned it to capitalize on the projected opportunities for growth in the franchising industry. In addition, the Company believes that the franchise sales and operations expertise developed by its management over many years provides the Company with a competitive advantage.

         Each of the Company's franchising businesses requires the franchise owners and/or key employees to undergo training at the Company's Headquarters located in Waco, Texas prior to commencing operations. The training program for each franchisee differs depending upon the type of franchise purchased. For example, Rainbow franchisees are taught how to dye, clean, deodorize and repair carpets, clean upholstery and perform restoration services. Mr. Rooter, Aire Serv, Mr. Electric, Mr. Appliance, and Glass Doctor, on the other hand, are primarily "conversion" franchisors, which recruit existing people operating in the "trades" and teach them an improved business methodology. All of the Company's franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing and collecting receivables, among other things. In addition, the Company's training program, which utilizes proprietary motivational techniques developed by the Company, educates each franchisee about the extensive support services offered by the Company and how to best take advantage of them.

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


Mr. Rooter

         Mr. Rooter is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter(R)" and related trade and service marks. In 1989, when Mr. Rooter was acquired by the Company, there were 22 Mr. Rooter franchises in operation. By the end of 1998, Mr. Rooter had a total of 203 franchises in the United States and Canada, and through master franchise licensees, 64 franchises in six other countries. Mr. Rooter has shown significant growth in revenues from royalties paid by franchisees (from $234,000 in 1989 to $3,424,000 in 1998).

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

         A new franchisee pays an initial franchise fee of $185 for each 1,000 of the franchise territory's population, with a minimum initial fee of $18,500. In the second quarter of 1999, the minimum fee will increase to $19,500 for the first 100,000 of population, plus $195 for each additional 1,000 of population. In general, Mr. Rooter sells its franchises to licensed plumbers. No training is provided on the technical aspects of operating a plumbing or drain cleaning business. Instead, Mr. Rooter concentrates its training and support efforts on marketing, customer service, pricing, profitability, growth of the business and personnel management. Each franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Regional consultants provide support for franchisees in their region.

         In addition to the initial franchise fee, under the terms of Mr. Rooter's standard franchise agreement, a franchisee pays a weekly royalty which ranges from 3% to 6% of gross sales, depending on weekly gross sales volume. In addition to the weekly royalty, the franchisees pay an advertising fee equal to 2% of their gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. From time-to-time, Mr. Rooter has advertised nationally on network radio and television.

         The term of the initial franchise agreement is ten years, which may be renewed for additional five year terms at the option of the franchisee upon certain conditions, including six months prior notice and payment of a $2,500 renewal fee. Mr. Rooter may terminate a franchise agreement in the event that a franchisee breaches the terms of the agreement.


Rainbow

         Rainbow is a franchisor of carpet and upholstery cleaning and dyeing, air duct cleaning, and restoration service businesses. At December 31, 1998, Rainbow had 368 franchises in the United States and Canada, and 121 franchises through master franchise licensees in 11 other countries.

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

         The initial franchise fee is a minimum of $15,000, with an additional amount depending upon the population of the franchise territory. As of the second quarter of 1999, the minimum fee will be increased to $15,900. During the term of the agreement, the franchisee is required to pay Rainbow a continuing royalty of 7% of weekly gross sales plus a national advertising fee of 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. The term of the initial franchise agreement is ten years, with a mutual option to renew and no renewal fee.

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


Mr. Electric

         Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric(R)". Mr. Electric began operations in September of 1994, and at December 31, 1998, had 67 franchises in the United States and Canada, and through master licenses, 17 franchise operations in three foreign countries.

         The minimum initial franchise fee is $15,000, based on a territory population of approximately 100,000. The fee is increased by $150 for each additional 1,000 of population contained in the franchise territory. In the second quarter of 1999, the fee will increase to $17,500 for the first 100,000 in population, plus $175 for each additional 1,000 in population.

         The initial franchise agreement term is ten years. An election to renew the contract may be made by the franchisee for additional five year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay Mr. Electric (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of their local telephone directory. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through regional training meetings and toll-free telephone support from Company personnel.


Aire Serv

         Aire Serv is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services of residential and commercial heating and air conditioning equipment. At December 31, 1998, Aire Serv had 51 franchises in the United States and one foreign master franchise licensee.

         The minimum initial franchise fee is $15,000, based on a territory population of approximately 100,000. The initial franchise fee is increased by $150 for each additional 1,000 of population contained in the franchise territory. In the second quarter of 1999, the minimum initial franchise fee will increase to $25,000, and the franchisee will be provided with a variety of start-up items including marketing and advertising materials, an administrative start-up package and computer software.

         The term of an Aire Serv franchise agreement is ten years from the date specified in the agreement. A franchisee may elect to renew the term of the franchise for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay to Aire Serv (i) a continuing royalty fee ranging from 2.5% to 4.5% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of the franchisee's weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. If the amount of existing business "rolled-in" is large enough, the reduced rates may apply for the life of the franchise agreement. The franchisee is also required to maintain an advertisement in the Yellow Pages of their local telephone directory. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers and through regional training meetings and toll-free telephone support from Company personnel.


Mr. Appliance

         Mr. Appliance is a franchisor of major household appliance service and repair businesses. Mr. Appliance was organized in January of 1996, and at December 31, 1998, had 25 franchises, all in the United States.

         The minimum initial franchise fee is $12,500, based on a territory population of approximately 100,000. The initial franchise fee is increased by $125 for each additional 1,000 of population contained in the franchise territory. Beginning in the second quarter of 1999, the minimum initial franchise fee will be $14,500, increased by $50 for each additional 1,000 of population contained in the franchise territory. With the increased franchise fee, the franchisee will receive an advertising and marketing package, and other start-up materials.

         The initial Mr. Appliance franchise agreement term is ten years from the date specified in the agreement. An election to renew the contract may be made by the franchisee for additional five year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay to Mr. Appliance (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. Franchisees are also required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of their local telephone directory. The franchisee is provided with a computerized business package which standardizes the operation of their business. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided through regional training meetings and toll-free telephone support from Company personnel.


Glass Doctor

         Glass Doctor is a franchisor of automobile, residential and commercial glass replacement businesses. The Company acquired Glass Doctor in July of 1998, and at December 31, 1998, Glass Doctor had 31 franchises, all in the United States.

         The minimum initial franchise fee is $15,000, based on a territory population of 100,000. The fee is increased by $150 for each additional 1,000 of population in the franchise territory. In the second quarter of 1999, the fee will increase to $15,925 for the first 100,000 of population, plus $159 for each additional 1,000 in population.

         The initial franchise agreement is for ten years. An election to renew may be made by the franchisee for two additional five year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. Franchisees are also required to engage in local promotion of their services and to maintain an advertisement in the Yellow Pages of their local telephone directory. Each new franchisee is given initial business training and is taught a system for doing business. The franchisee is provided with a computerized business package which standardizes the operation of their business. All franchisees receive extensive ongoing support emphasizing development of marketing and business management skills through regional training meetings and toll-free telephone support from Company personnel.


MARKETING

         Rainbow's marketing strategy for franchise sales is based on the sale of individual franchise territories to business-minded individuals. The primary lead sources are referrals, print advertising and franchise trade shows. Recently, contractors have also been targeted with Rainbow's new emphasis on fire, smoke and water restoration services. International expansion has been targeted through the sale of additional master licenses in selected foreign countries. Rainbow has also recently began a program to market franchises to carpet retailers. The market for Rainbow's carpet cleaning, dyeing and water and fire restoration services extends through the residential, commercial, industrial and municipal markets.

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

         Glass Doctor's marketing strategy is to sell franchises to existing glass installation and/or replacement business owners. Glass Doctor provides an operating system, technical and management support, and training to make such businesses more successful. Franchisees receive extensive training in sales, marketing and business systems.

         Aire Serv's marketing strategy is focused on the sale of franchises to existing heating and air conditioning contractors. The Company believes that the heating, ventilating and air conditioning ("HVAC") market is extensive. The Aire Serv franchisee, equipped with marketing techniques, guidelines and industry expertise provided by Aire Serv, targets the residential and light commercial segments of the HVAC market. Aire Serv provides its franchisees with the critical elements necessary to achieve success as a retailing contractor and works with the franchisees to implement and execute effective strategies and systems in these areas. Whether a client is residential or commercial, the emphasis is on service and repair.

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


COMPETITION

         The Company's markets and those of its franchisees are highly competitive. The Company competes directly with other regional and national franchisors which are also seeking to sell their franchises or business opportunities to prospective franchisees or investors.

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

         Glass Doctor competes with local and regional glass replacement companies as well as large glass manufacturers such as Safelite and other glass replacement services such as Harmon AutoGlass and Harding Glass, who operate on a national basis.

         The Company's franchisees generally compete on the basis of price, training and support services and reputation. Other large companies have entered the home service market through the acquisition of existing companies.

         In addition, the Company expects to encounter competition in attempting to acquire franchise companies. Potential competitors, many of which are well established and have extensive experience in connection with identifying and effecting business acquisitions, may include other franchise companies, leveraged acquisition partnerships (leveraged buy-out funds), business development companies, investment partnerships and corporations (including venture capital entities), small business investment companies, large industrial and financial companies seeking acquisitions directly or through affiliates, and wealthy individuals. These competitors may have greater financial resources than the Company and may be in a better position to take advantage of these opportunities. In the event that the Company succeeds in effecting acquisitions, the Company will, in all likelihood, become subject to intense competition from competitors of the acquired business. The degree of competition characterizing the industry of any prospective acquisition candidate cannot be presently ascertained.

TRADE NAMES AND SERVICE MARKS

         The Company believes that its trademarks and service marks are important to the marketing of its franchises and the sale of services to consumers by its franchisees. The Company currently holds the following federally registered trademark and service marks: The Dwyer Group(R), Providing a World of Service(R) and Providing a World of Specialty Services(R) and has applied for federal trademark registration of the stylized Dwyer Group logo. The Company, through its subsidiaries, currently holds the following federally registered trademarks and service marks: "Mr. Rooter"(R), the stylized Mr. Rooter logo, "Mr. Winkie Design", "Quick-as-a-Wink"(R), "Super Kleens"(R), BiochoiceES(R), "America's Trouble Shooter"(R), "North America's Trouble Shooter"(R), "Aire Serv"(R), the stylized Aire Serv logo, "America's Comfort Company"(R), "Mr. Electric"(R), the stylized Mr. Electric design, the "Rainbow International Carpet Care & Restoration Services" stylized global device, "Rainbow International"(R), "Vehicle Stripe Design for Rainbow", "Mr. Appliance"(R), the stylized Mr. Appliance logo, "Glass Doctor"(R), and the stylized Glass Doctor logo, "We Fix Your Panes"(R). The Company has applied for federal trademark and service mark registration for the revised stylized Glass Doctor logo and the van stripe design for each of Mr. Rooter, Mr. Electric, Mr. Appliance and Aire Serv. The Company holds a state trademark registration for "Mr. Rooter" in Texas, a service mark registration for "Rainbow International Carpet Dyeing & Cleaning Co." in 13 states and a state service mark registration for Aire Serv and the stylized Aire Serv logo in California. In addition, the Company holds copyrights in connection with all training manuals and materials which it considers proprietary. The Company also holds numerous foreign trademarks and service marks related to its franchising concepts.

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

         The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of, and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If the Company is unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will generally be unable to engage in offering or selling franchises in or from such state. In addition, the Company is subject to franchise laws in Alberta, Canada where it offers and sells franchises. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new states and foreign jurisdictions could require the Company to continually alter methods of operations at costs which could be substantial.

         The Company believes that it is in substantial compliance with all of the foregoing federal, state and foreign franchising laws and the regulations promulgated thereunder and has obtained all licenses and permits necessary for the conduct of its business. Failure to comply with such laws and regulations in the future could subject the Company to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company. The Company's franchisees are also subject to various federal, state and local laws affecting their franchise businesses, including state and local licensing, zoning, land use, construction and environmental regulations and various safety and other standards. The failure of a franchisee to comply with applicable regulations could interrupt the operations of the affected franchise or otherwise adversely affect the franchise or the Company.


EMPLOYEES

         As of December 31, 1998, the Company had 88 full-time employees and 4 part-time employees, none of whom belong to unions, as detailed below:

                                           Full-time     Part-time      Total
                                           ---------     ---------      -----
                  Corporate................... 43 .......... 4 ......... 47
                  Mr. Rooter.................. 12 .......... 0 ......... 12
                  Aire Serv...................  4 .......... 0 .........  4
                  Rainbow..................... 14 .......... 0 ......... 14
                  Mr. Electric................  6 .......... 0 .........  6
                  Glass Doctor................  2 .......... 0 .........  2
                  Mr. Appliance...............  3 .......... 0 .........  3
                  National Accounts...........  4 .......... 0 .........  4

                  Total....................... 88 .......... 4 ......... 92


ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. These facilities are leased from a related party under an operating lease which expires December 31, 2000. Monthly rental for these offices is approximately $31,000. See "Certain Relationships and Related Party Transactions."


ITEM 3.   LEGAL PROCEEDINGS

         The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $1.1 million. The Company has accrued for its estimate of such losses, of which approximately $1.0 million was expensed in 1998, when such losses became probable. In the first quarter of 1999, the Company resolved a lawsuit and a potential lawsuit and made payments of $575,000. This amount was included in the accrual at December 31, 1998.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on The Nasdaq Stock MarketSM under the symbol "DWYR". The Nasdaq Stock MarketSM, which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies - computers and telecommunications - to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq WorkstationII(TM) and other automated systems, facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

         The following table sets forth the quarterly high and low sales prices per share of the Company's Common Stock as reported by The Nasdaq Stock MarketSM, for each quarter during the last two fiscal years. These per share quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                             HIGH              LOW
                                             ----              ---
FISCAL YEAR ENDED DECEMBER 31, 1998

         First Quarter                       $2.19             $1.75
         Second Quarter                      $3.25             $2.00
         Third Quarter                       $2.44             $1.38
         Fourth Quarter                      $2.00             $1.63


FISCAL YEAR ENDED DECEMBER 31, 1997

         First Quarter                       $2.25             $1.38
         Second Quarter                      $2.13             $1.50
         Third Quarter                       $2.19             $1.63
         Fourth Quarter                      $2.38             $1.75


         On March 25, 1999, the closing sales price of the Company's Common Stock as reported by The Nasdaq Stock MarketSM was $1.88 per share. As of such date, there were approximately 400 shareholders of record.

         No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock, but will retain earnings for the operation and development of its business.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. References to 1997 and 1998 are to the years ended December 31 of each year. Note references refer to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table shows the approximate amount (in thousands) and percentage of the total, of revenues and operating income (loss) of each of the Company's operating subsidiaries.

                             YEAR ENDED DECEMBER 31,

                                          1998                        1997
                                          ----                        ----
REVENUES:

Mr. Rooter ...................   $  4,205        28.4%       $  4,249        27.5%
Rainbow ......................      2,639        17.8           2,961        19.2
Glass Doctor (1) .............        817         5.5              --          --
Aire Serv ....................        669         4.5             350         2.3
Mr. Electric .................      1,304         8.8           1,029         6.7
Mr. Appliance ................        202         1.4             335         2.2
National Accounts ............      1,527        10.3             885         5.7
TDG Canada (2) ...............        271         1.8              --          --
GBS (3) ......................      1,553        10.5           2,710        17.6
EKW (3) ......................        856         5.8           1,846        12.0
Other (4) ....................        768         5.2           1,067         6.8
                                 --------     -------        --------     -------
                                 $ 14,811       100.0%       $ 15,432       100.0%
                                 ========     =======        ========     =======

NET OPERATING INCOME (LOSS) (5):

Mr. Rooter ...................   $    507       (30.5)%      $  1,303       124.5%
Rainbow ......................        274       (16.5)            637        60.9
Glass Doctor (1) .............        132        (7.9)             --          --
Aire Serv ....................       (671)       40.4            (690)      (65.9)
Mr. Electric .................       (563)       33.8             (95)       (9.1)
Mr. Appliance ................       (352)       21.2            (186)      (17.8)
National Accounts ............        (57)        3.5              40         3.8
TDG Canada (2) ...............        (24)        1.4              --          --
GBS (3) ......................       (205)       12.4            (449)      (42.9)
EKW (3) ......................        (79)        4.8             188        18.0
Other (4) ....................       (622)       37.4             299        28.5
                                 --------     -------        --------     -------
                                 $ (1,660)      100.0%       $  1,047       100.0%
                                 ========     =======        ========     =======

---------------------------

(1)     Glass Doctor was acquired in July of 1998.

(2)     TDG Canada was formed in February of 1998.

(3)     GBS and EKW were sold in July of 1998.

(4) Includes revenues or operating income (loss) of The Dwyer Group, Inc. (parent holding company) which maintains all corporate activities and functions (accounting, legal, data processing and administration). Revenues are derived primarily from administrative fees charged to related parties. A portion of general and administrative expenses are allocated to subsidiary companies.

(5) Before gain on sales of securities, gain on sale of assets and income taxes.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Company recorded a net profit of $53,000 or $.01 per share for 1998, as compared to a net profit of $747,000, or $.11 per share for 1997.

         Revenues

         Total revenues for 1998 were $14,811,000, a decrease of $621,000 or 4.0%, from $15,432,000 for 1997. This decrease is comprised of the following components: royalties increased $461,000 (5.8%); franchise fees decreased $941,000 (27.6%); sales of products and services increased $297,000 (19.0%); tax services decreased by $109,000 (13.9%); interest decreased by $62,000 (9.5%); and other revenues decreased by $267,000 (26.8%).

         Royalty revenues increased from $8,022,000 in 1997 to $8,483,000 in 1998. Increases occurred in: Mr. Rooter - $201,000 or 7.9%; Mr. Electric - $178,000 or 81.1%; Aire Serv - $90,000 or 57.5%; and Mr. Appliance - $53,000 or
278.9%. Overall, these royalty revenue increases, which coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength. The Company also added $588,000 to royalties by the purchase of Glass Doctor in July of 1998, and $237,000 by the purchase of Canadian franchise rights in the first quarter of 1998. Partially offsetting the above increases were decreases in royalties from GBS - $383,000 (37.6%); EKW - $355,000 (40.0%); and Rainbow $148,000 (6.2%). The
decreases in GBS and EKW were due to the sale of these franchise concepts in July of 1998. The decrease in Rainbow is due to a decline in the number of existing franchisees and a slowdown in the sale of new franchises. To combat this decline, Rainbow has hired additional staff to sell new franchises and is implementing programs intended to increase the retail sales generated by its franchisees.

         Franchise sales revenues represent the initial franchise fees paid to the Company by its individual and regional franchisees as well as fees charged for foreign master licenses. These revenues decreased from $3,415,000 in 1997 to $2,475,000 in 1998. Decreases occurred in Mr. Rooter - $223,000 (28.9%); Mr.
Appliance - $188,000 (61.4%); Rainbow - $132,000 (36.4%); GBS - $592,000
(80.0%); and EKW - $312,000 (90.0%). The decreases in GBS and EKW were due to the sale of these concepts in July of 1998. Franchising of these concepts was de-emphasized earlier in 1998, in anticipation of the sale. In the second half of 1998, in an effort to combat the declining franchise sales in the remaining concepts noted above, the Company realigned its franchise sales department to provide for a more efficient and focused sales process and revamped its franchise sales system in order to increase the quality and quantity of new franchisees. The Company has experienced increases in overall franchise sales in the fourth quarter of 1998, and the first quarter of 1999. Partially offsetting the above noted decrease was $226,000 in franchise sales attributable to Glass Doctor, an increase in Mr. Electric - $63,000 (8.8%); and an increase in Aire Serv - $218,000 (127.1%). The significant increase in Aire Serv is due primarily to the Company's "roll-in" program, whereby an existing business owner can "roll-in" existing sales to the franchise at reduced rates. The program has attracted a number of new franchisee and has now been formalized and extended to all of the Company's franchise concepts.

         Revenues from sales of products and services increased by $297,000 (19.0%) due to increased revenues from National Accounts of approximately $700,000, partially offset by a decrease in revenues from GBS and EKW of approximately $400,000 due to the sale of these businesses in July of 1998.

         Revenues from tax services decreased by $109,000 (14%) due to the sale of GBS in July of 1998.

         Interest revenues decreased by $63,000 (9.5%) primarily due to a decrease in notes receivable from franchisees.

         Other revenues decreased by $267,000 (26.8%) due to a decrease in commissions received from related parties for the sale of franchises and a decrease in management fees received from related parties due to a reduction in work performed.

         Costs and Expenses

         General, administrative and selling expenses increased by $1,892,000 (16.1%). This increase is generally made up of the following:

         o An increase of $256,000 in overhead associated with Mr. Rooter due to increased business activity. Mr. Rooter's overhead was reduced significantly in the fourth quarter of 1998.

         o        An increase of $292,000 in overhead associated with Mr.
                  Electric due to increased business activity.

         o An increase of $157,000 in overhead associated with National Accounts due to increase business activity.

         o Overhead of $432,000 associated with Glass Doctor, which was acquired in July of 1998.

         o Overhead of $159,000 associated with TDG Canada, which was formed in February of 1998.

         o An increase of $333,000 in corporate overhead, generally due to personnel additions. Corporate overhead was reduced significantly in the fourth quarter of 1998.

         o An increase of approximately $1 million in legal expenses due to litigation accruals related to lawsuits to which the Company is a party.

         o An increase of approximately $600,000 in bad debt expense due to collection experiences and increased reserves for guarantees of third party debt.

         o        A decrease of $774,000 due to the sale of GBS in July of 1998.

         o        A decrease of $484,000 due to the sale of EKW in July of 1998.

         The cost of products and service sales increased by $428,000 (38.5%) due to costs associated with increased revenues from National Accounts, partially offset by costs associated with the decrease in revenues from GBS and EKW. Costs increased by a greater percentage than revenues due to a lower profit margin on National Accounts revenues as compared to GBS and EKW.

         The cost of tax service revenues decreased by $412,000 (45.5%) due to the sale of GBS in July of 1998, along with operational efficiencies introduced by management.

         Depreciation and amortization expense increased by $139,000 (25.0%) due to amortization of intangible assets acquired in 1998, partially offset by decreases related to the sale of GBS and EKW.

         Interest expense increased by $38,000 (64.3%) due to a note payable related to the acquisition of Glass Doctor.

         In 1998, the Company recorded a gain of $1,446,000 on the sale of GBS and EKW as described in Note 4.

         In 1998, the Company sold marketable securities and reported a gain of $333,000. Such gain in 1997 amounted to $78,000.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company's working capital ratio was 1.9 to 1 compared to 3.4 to 1 at December 31, 1997. The Company had working capital of $2,936,000 at the end of 1998, as compared to $5,489,000 at the end of 1997. These changes are due primarily to the sale of GBS and EKW and to the increase in reserves and accruals as described in "Results of Operations".

         The sale of GBS and EKW reduced current assets by $746,000 and current liabilities by $288,000, thus reducing working capital by $458,000. Legal accruals made in 1998 increased current liabilities by approximately $1 million and reserves for guarantees of third party debt increased current liabilities by approximately $300,000. It is expected that the Company will make cash payments against such accruals and reserves in upcoming years. For 1999, management expects to fund working capital requirements primarily through operating cash flow. At December 31, 1998, the Company had cash and cash equivalents of approximately $500,000 and marketable securities of approximately $2 million. Management believes that the Company's cash flow, supplemented by the Company's positive cash position will be adequate to fund the Company's capital requirements.

         Net cash used by operating activities for 1998 totaled $1,949,000 as compared to $453,000 in 1997, primarily due to a reduction in net income of $694,000 and income tax payments of approximately $450,000 made in 1998.

         In 1997, the Company generated $419,000 in cash from investing activities versus $1,425,000 in 1998. In 1998, the Company acquired Glass Doctor for $3,225,000, property and equipment for $461,000 and franchise rights for $587,000. These purchases were offset by proceeds from the sale of assets of $3,610,000 and by collections of notes receivable of $1,475,000 (of which $151,000 was from related parties). The Company also generated $686,000 in cash from a net sale of marketable securities in 1998. In 1997, The Company generated $857,000 from collections on notes receivable (of which $134,000 was from related parties) and $200,000 from the sale of assets. These amounts were partially offset by purchases of property and equipment of $173,000 and net purchases of marketable securities of $455,000.

         In addition to the $3,225,000 cash portion of the purchase price paid for Glass Doctor, the Company also executed an unsecured note payable to the seller in the amount of $1,900,000. The note bears interest at 5.5% per annum and is payable in quarterly installments through July of 2002.

         The Company used $ 218,000 in cash for financing activities in 1997, for a reduction of net borrowings. In 1998, $545,000 was used for such activities, $345,000 to reduce net borrowings and $200,000 for the purchase of treasury stock.

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 1998, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $1,316,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. The Company also has the option of substituting its notes receivable from franchisees of equal or greater value. During 1998, the Company did not exchange any such notes. In 1997, the Company exchanged notes aggregating approximately $29,000. In addition, approximately $84,000 and $37,000 was paid to SunTrust during 1998 and 1997, respectively, representing monthly installments on behalf of franchisees in default. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In September 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. Each month, the Company receives an Aging Report of the amounts due and owing by the franchisees. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. In 1998, the Company paid approximately $39,000 on such delinquent notes. The Company was not required to make any such payments in 1997. At December 31, 1998, the Company was contingently liable for approximately $688,000, relating to such notes. In 1998, management discontinued the practice of guaranteeing franchisee notes to third parties.

         In connection with its franchising activities, the Company regularly extends credit to prospective franchisees to finance their purchase of franchises. The repayment of such indebtedness is secured by the assets of such franchises, including the franchise rights sold to the franchisees. The Company recognizes franchise sales revenues for the entire sale if the franchisee has made a down payment in cash of at least 20% of the sales price and has completed training. The Company also recognizes franchise sales revenues from existing franchisees buying additional territory who make a cash down payment of less than 20% but who have an established history of good credit. At December 31, 1998 and 1997, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $3,302,000 and $3,754,000, respectively. At December 31, 1998, the Company's allowance for doubtful notes was $941,000, which the Company believes is adequate for the size and nature of its notes receivable.

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

         The Company expects its total cost to address the Year 2000 issue to be approximately $250,000, of which approximately $100,000 had been expended through December of 1998. The Company expects to incur the balance of such costs to complete the compliance plan in 1999. The balance of such costs is expected to be funded through operating cash flows. The Company has been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting principles. The above described costs do not include $250,000 for the Pivotal Relationship99 system.

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


FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

         The Company's operating results could vary significantly from period to period as a result of a variety of factors, including the timing of acquisitions and/or dispositions; the length of the Company's franchise sales cycles; the ability of franchisees to collect their receivables and satisfy obligations under franchise agreements with the Company; seasonal conditions in the markets in which the Company's franchisees operate and competitive factors. For instance, Rainbow's revenues have historically decreased during cold weather months and increased during hot weather months. There can be no assurance that such factors will not result in significant fluctuations in the Company's operating results in the future.


INFLATION

         Inflation has not historically had a material effect on the Company's operations and is not expected to have a material impact on the Company in the future.


UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

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


ACCOUNTING MATTERS

         In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which was adopted by the Company in fiscal 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax and the cumulative translation adjustment.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS No. 131 are effective for financial statements for financial years beginning after December 15, 1997, and are presented in Note 16 of Notes to Consolidated Financial Statements.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, together with the independent auditor's report of BDO Seidman, LLP, appear on pages 30 through 54 of this report. See Index to Financial Statements on page 29 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE




                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                                      AGE                 POSITION
----                                      ---                 --------
Theresa Dwyer.............................64..................Chairperson of the Board of Directors and Director
Dina Dwyer-Owens..........................36..................President, Chief Executive Officer and Director
Robert Tunmire............................40..................Executive Vice President and Director
Thomas J. Buckley.........................52..................Vice President, Treasurer and Chief Financial Officer
Deborah Wright-Hood.......................38..................Vice President of Administration and Assistant Treasurer
Donald J. Dwyer, Jr.......................34..................Director of International Operations and Director
James L. Sirbasku.........................59..................Director
John P. Hayes.............................49..................Director
Donald E. Latin...........................68..................Director
Michael Bidwell...........................40..................President of Rainbow, Mr. Rooter and Mr. Appliance

         All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors. No officer or director is subject to an employment agreement.

         Theresa Dwyer has been Chairperson of the Board of Directors since July of 1995, and Director of the Company since December of 1994. She has been the majority stockholder and President of the following privately held companies:
Worldwide Cabinet Systems, Inc.; Worldwide Refinishing Systems, Inc.; Worldwide Whirlpool Systems, Inc.; Worldwide Franchise Consultants, Ltd.; Aames Auto Leasing, Inc.; and Sun Screen of Austin, Inc. since December of 1994. She also serves as Vice President of Worldwide Supply, Inc., and Secretary of Dwyer Real Estate and Development, Inc. Mrs. Dwyer also serves as Managing Partner of Dwyer Investments, Ltd. Prior to December of 1994 Mrs. Dwyer was self-employed.

         Dina Dwyer-Owens has served as President and Chief Executive Officer since January 1, 1999 and has been a Director of the Company since 1989. Prior to that time, she served as Vice President of Operations since September of 1995 after serving as Co-Chairperson of the Board of Directors from December of 1994 to July of 1995. Ms. Dwyer-Owens also served as Secretary of the Company from 1989 through December of 1998. Ms. Dwyer-Owens has been employed by Dwyer Real Estate and Development, Inc., a real estate concern located in Waco, Texas, since June of 1981, most recently as President. She also serves as Director to Rainbow, Mr. Rooter and National Accounts and is President of National Accounts, Aire Serv and Mr. Electric. Ms. Dwyer-Owens has approximately 18 years experience in the franchising industry.

         Robert Tunmire has been Executive Vice President since January 1, 1999. Prior to that time, he served as President and Chief Executive Officer of the Company since December of 1994 after serving as Executive Vice President since June of 1993. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January of 1992 through May of 1993. Mr. Tunmire also currently serves as President of Glass Doctor. From December of 1980 until May of 1989, Mr. Tunmire was employed by Rainbow, most recently as Executive Vice President of Franchise Counseling. Mr. Tunmire has approximately 23 years experience in the franchising industry.

         Thomas J. Buckley has served as Treasurer and Chief Financial Officer since August of 1997 and as Vice President since June of 1998. Prior to that time, he served as Chief Financial Officer of Watermarc Food Management Co. ("Watermarc") since 1994. Mr. Buckley resigned as an officer of Watermarc effective July 1, 1997. In January of 1999, Watermarc filed for bankruptcy protection under Chapter XI of the U.S. Bankruptcy Code. From 1990 to 1994, Mr. Buckley served as Vice President of Finance and Franchising for Western Sizzlin' Restaurants. Mr. Buckley has also owned and operated his own franchising business as a regional franchisor of SpeeDee Oil Change & Tune-Up, and has 17 years overall experience in the franchising industry.

         Deborah Wright-Hood has served as Secretary of the Company since December of 1998 and as Vice President of Administration since June of 1998. Prior to that time, she was employed by the Company in various capacities since 1985, including Director of Administration since 1994. Ms. Wright-Hood has also been President of Worldwide Supply, Inc. since 1985.

         Donald J. Dwyer, Jr. has served as a Director since May of 1989. Mr. Dwyer is currently, and has been since 1994, employed by the Company as Director of International Operations. He previously served as Director of International Operations for Rainbow from 1987 to 1994. Mr. Dwyer has approximately 18 years experience in the franchising industry.

         James L. Sirbasku has served as a Director since July of 1994. He has served as Chairman and Chief Executive Officer of Profiles International, Inc., an international company providing pre-employment evaluation systems, since March of 1991. From 1980 to 1991, Mr. Sirbasku served as President of SMI International, Inc., a company specializing in franchising businesses.

         John P. Hayes has served as a Director since July of 1994. He founded and served, from January of 1987 to 1995, as President of The Hayes Group, Inc., an international marketing and promotion company specializing in franchised businesses. Since January of 1996, Mr. Hayes has served as a consultant to franchisors. Mr. Hayes has approximately 20 years experience in the franchising industry.

         Donald E. Latin has served as a Director since July of 1995. He founded and, since 1986, has served as President of D. Latin and Company, Inc., an investment banking company which provides such corporate finance services as: the raising of capital, mergers and acquisitions, valuation of businesses, fairness opinions, and other financial advisory services.

         Michael Bidwell has been President of Rainbow since July of 1995 and President of Mr. Rooter and Mr. Appliance since August of 1998. Mr. Bidwell was a Rainbow franchisee in Tucson, Arizona from April of 1984 to June of 1995, and a Mr. Rooter franchisee from August of 1992 to June of 1995. From 1986 to June of 1995, Mr. Bidwell served as President of Ramsoo, Inc., an Arizona corporation, which operated the Rainbow and Mr. Rooter franchises in Tucson, Arizona. From November of 1987 until July of 1995, Mr. Bidwell was also a franchisee and regional director for Worldwide Refinishing Systems, Inc., a related party to the Company. Mr. Bidwell also serves as a Director of National Accounts.

         Dina Dwyer-Owens, Deborah Wright-Hood and Donald J. Dwyer, Jr. are the children, of Theresa Dwyer and the late founder, Donald J. Dwyer.


BOARD PARTICIPATION AND STRUCTURE

         The Board of Directors met 11 times during 1998 and additionally took action 56 times by means of written consent. Each director attended all of the meetings with the exception of Mr. Hayes, who was not present at two of the meetings; Mr. Sirbasku, who was not present at two of the meetings; Donald Dwyer, Jr., who not present at one of the meetings; and, Ms. Dwyer, who was not present at one of the meetings. Non-employee directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

         The Audit Committee, comprised of Ms. Dwyer-Owens and Messrs. Hayes, Latin and Sirbasku, met twice during 1998. All members attended.


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

         Based solely on its review of the copies of such forms received by it with respect to the fiscal year ended December 31, 1998, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with, except that during fiscal 1998 the following officers and directors were late in filing the number of reports indicated as required by
Section 16(a): Messers. Tunmire (1), Donald Dwyer, Jr. (1), Buckley (1), Latin
(1), Hayes (1), Sirbasku (1), Bidwell (2), Ms. Dwyer (1), Ms. Wright-Hood (1), and Ms. Dwyer-Owens (2). No other officer, director, or ten percent shareholder was late in filing his or its reports pursuant to Section 16(a).


ITEM 10.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following information sets forth compensation earned by the Company's Chief Executive Officer and all other of its executive officers whose annual compensation exceeded $100,000 in 1998, for services rendered for the Company and its Subsidiaries during the fiscal years indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                     ANNUAL COMPENSATION           COMPENSATION
                                             ---------------------------------     ------------
           NAME AND                                                             SECURITIES UNDERLYING
      PRINCIPAL POSITION              YEAR    SALARY($)    BONUS($)   OTHER($)        OPTIONS
      ------------------              ----    ---------    --------   --------        -------
Robert Tunmire,                       1998   $218,616      $ 20,000     --               --
   President & CEO                    1997    205,500(1)         --     --               --
                                      1996    215,818(1)         --     --               --

Donald J. Dwyer, Jr.,                 1998   $108,983(1)   $     --     --               --
   Director of International          1997     63,000(1)      5,398     --               --
   Operations                         1996     53,628(1)         --     --               --

Michael Bidwell,                      1998   $127,083      $ 31,286     --               --
   President of Rainbow, Mr.          1997    121,626        13,170     --           50,000
   Rooter & Mr. Appliance             1996    118,360        44,360     --               --

Thomas J. Buckley (2)                 1998   $103,846      $ 10,000     --           15,000
   Vice President & Chief             1997     38,462            --     --           64,205
   Financial Officer

--------------------------------

(1)      Includes salary and any commissions from franchise sales or royalties.
(2)      Mr. Buckley began employment in August, 1997.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 1998:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  NUMBER OF          PERCENT OF TOTAL
                                  SECURITIES        OPTIONS GRANTED TO   EXERCISE
                                  UNDERLYING            EMPLOYEES        OR BASE            EXPIRATION
          NAME                 OPTIONS GRANTED        IN FISCAL YEAR      PRICE(1)             DATE
          ----                 ---------------        --------------     ---------             ----
Robert Tunmire                        --                 --                   --                    --
Donald J. Dwyer, Jr                   --                 --                   --                    --
Thomas J. Buckley                 15,000                 11.6%             $   1.94            8/25/08
Michael Bidwell                       --                 --                   --                    --

-----------------

(1) Reflects the per share exercise price, which is equal to or greater than the closing market price of the underlying security on the date of grant.

The following table shows option exercises during the year ended December 31, 1998 and the value of unexercised options at December 31, 1998 for the named executive officers who exercised options during 1998 or who had unexercised options at December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                              NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING                 VALUE OF
                                                                             UNEXERCISED             UNEXERCISED IN-
                                                                          OPTIONS AT FISCAL         THE-MONEY OPTIONS
                                                                              YEAR END             AT FISCAL YEAR END
                              SHARES ACQUIRED                               (EXERCISABLE/             (EXERCISABLE/
          NAME                  ON EXERCISE         VALUE REALIZED         UNEXERCISABLE)           UNEXERCISABLE)(1)
          ----                  -----------         --------------         --------------          ------------------

Robert Tunmire                     --                    --                 130,100 / -0-             $10,837 / -0-
Donald J. Dwyer, Jr.               --                    --                 2,000/ 3,000               $250 / $405
Michael Bidwell                    --                    --                45,000 / 30,000            $600 / $2,400
Thomas J. Buckley                  --                    --                12,841 / 56,364           $1,541 / $8,264


------------------


(1) The closing price of the Common Stock on December 31, 1998 was $2.00 per share.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1998, certain information regarding the beneficial ownership of Common Stock by (i) each of named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:

                                                                                      BENEFICIAL OWNERSHIP(1)
                                                                                      -----------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                            NUMBER OF SHARES         PERCENT(2)
------------------------------------                                            ----------------         ----------

Dwyer Investments, Ltd.(4)(5)                                                       3,900,736               55.0%
Donald J. Dwyer Family Trust(4)                                                       110,683                1.6%
Theresa Dwyer(3)(6)                                                                 3,902,036               55.8%
Donald J. Dwyer, Jr.(3)(7)(8)(9)                                                      672,920                9.6%
Dina Dwyer-Owens(3)(8)(10)                                                            558,773                8.0%
Robert Tunmire(3)(8)(11)                                                              675,692                9.5%
Deborah Wright-Hood(3)(8)(12)                                                         559,042                8.0%
Thomas Buckley(3)(13)                                                                  12,841                 *
John Hayes(14)                                                                         22,534                 *
James Sirbasku(15)                                                                     17,000                 *
Donald E. Latin(16)                                                                    17,000                 *
Michael Bidwell(3)(17)                                                                 46,745                 *
Darren Dwyer(3)(8)                                                                    524,973                7.5%
Douglas Dwyer(3)(8)                                                                   538,305                7.7%
Donna Dwyer-Van Zandt(3)(8)                                                           551,637                7.9%
Renaissance Capital Growth & Income Fund III(18)                                      675,000                9.6%
All officers and directors as a group (nine persons)(5)(6)(19)                      4,227,263               58.7%

----------------------

*Less than 1%.


(1) Each beneficial owner's percentage ownership is determined by including shares over which the person has voting power or dispositive power and by assuming that options that are held by such person (but not those held by any other person) and which are exercisable, have been exercised. Except as noted, the Company believes that all persons named in the table have voting and dispositive power with respect to all shares of Common Stock beneficially owned by them.

(2) Based on a total of 6,999,360 shares of Common Stock outstanding prior to the exercise of any outstanding options or warrants.

(3) The principal business address of each of these individuals is c/o the Company, 1010 N. University Parks Drive, Waco, Texas 76707.

(4) Mr. Dwyer, former Chairman of the Board, President and CEO of the Company, died December 4, 1994. On April 10, 1997, his Estate distributed 4,077,501 shares of Common Stock beneficially owned by the Estate to Ms. Theresa Dwyer with the remaining 115,423 shares distributed to the Donald J. Dwyer Family Trust (the "Trust), of which Ms. Theresa Dwyer and Mr. Donald Dwyer, Jr. are Co-Trustees. On September 4, 1997, Ms. Theresa Dwyer contributed 3,899,182 beneficially owned shares, and the Trust contributed 115,092 beneficially owned shares, to Dwyer Investments, Ltd. (the "Partnership") in exchange for equity interests. On April 10, 1998, Ms. Dwyer sold 13.3% limited partnership interests in the Partnership to Mr. Donald J. Dwyer, Jr., Ms. Donna Dwyer-Van Zandt, Ms. Deborah Wright-Hood, Ms. Dina Dwyer-Owens, Mr. Darren Dwyer, Mr. Douglas Dwyer, as trustees of various generation-skipping trusts, and to Mr. Robert Tunmire, individually, each acquiring a 13.3% limited partnership interest. Ms. Dwyer, as managing partner, has sole dispositive power over the stock owned by the Partnership. The principal address for the Partnership and the Trust is c/o the Company, 1010 N. University Parks Drive, Waco, Texas, 76707.

(5) The number of shares beneficially owned includes 90,000 Option Shares (held by the Partnership), currently exercisable pursuant to a Stock Option Agreement dated April 28, 1989.

(6) Includes 3,900,736 shares of Common Stock of the Partnership over which Ms. Theresa Dwyer has sole dispositive power as Managing Partner.

(7) Includes 110,683 shares of Common Stock of the Trust over which Ms. Theresa Dwyer and Donald J. Dwyer, Jr., have shared voting power as Co-Trustees.

(8) Includes 524,973 shares of Common Stock of the Partnership over which the individual has full voting power, but no dispositive power.

(9) Includes 3,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(10) Includes 4,500 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(11) Includes 130,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(12) Includes 5,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(13) Includes 12,841 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(14) Includes 22,284 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Hayes. The principal business address of Mr. Hayes is 6612 Dupper Court, Dallas, Texas 75252.

(15) Includes 12,000 shares of Common stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Sirbasku. The principal business address of Mr. Sirbasku is 5205 Lakeshore Drive, Waco, TX 76710.

(16) Includes 12,000 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Latin. The principal business address of Mr. Latin is 600 N. Pearl Street, Suite 2250, Dallas, TX 75201.

(17) Includes 45,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(18) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(19) Includes 201,725 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with the Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates").

         The Company currently leases its principal executive and administrative facilities from an Affiliate under a lease expiring December 31, 2000, requiring a monthly lease payment of approximately $31,000. In addition to rent, the Company pays for repairs and maintenance, promotional materials and other services from Affiliates. The Company expensed approximately $592,000 for such rent and services in 1998 and $757,000 in 1997.

         The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales, commissions and management fees totaling approximately $630,535 in 1998 and $779,000 in 1997.

         In addition, from time-to-time, the Company and its Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its Affiliates. The company that pays the invoice is reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         Dina Dwyer-Owens, Deborah Wright-Hood, Donald J. Dwyer, Jr., Darren Dwyer, Douglas Dwyer, and Donna Dwyer-Van Zandt are the children of Theresa Dwyer ("Ms. Dwyer") and the late founder, Donald J. Dwyer, Sr. ("Mr. Dwyer").

         In January 1998, the Company agreed to purchase Rainbow International Carpet Dyeing and Cleaning, Ltd., ("Rainbow Canada") from Ms. Dwyer, for a purchase price of $250,000. Rainbow Canada owns the Rainbow franchise rights for Canada and currently has 20 franchisees generating royalties of approximately $55,000 per year. The Company believes that the purchase price approximates the price that would have been paid to an unrelated third party in a similar transaction.

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

         Ms. Dwyer, and Donald J. Dwyer, Jr., were appointed and qualified as the personal representatives of Mr. Dwyer's Estate (the "Estate") and are now serving as co-trustees of the Dwyer Family Trust (the "Trust"). In lieu of the escrow arrangement contemplated by the Reorganization Agreement, and in order to more accurately represent the intent of the parties, the Company and personal representatives of Mr. Dwyer, the Estate and the Trust, entered into an Agreement relating to the Escrow Shares, effective as of June 1, 1993 (the "Agreement"). The Agreement provides for the cancellation of the Escrow Shares and such shares have been returned to the authorized but unissued shares of the Company's Common Stock as of June 1, 1993. Pursuant to the Agreement, 340,300 new shares of Common Stock (the "Contingent Shares") were reserved by the Company's Board of Directors out of the Company's authorized but unissued Common Stock and could have been issued to the successors and assigns of Mr. Dwyer if certain earnings targets were achieved by GBS or if GBS was sold to a third party in certain transactions as provided in the Agreement.

         In July of 1998, the Company sold GBS as described in Note 4. GBS had not achieved the required earnings targets and the gain on the sale did not reach the required threshold amount. Therefore, the Contingent Shares were not issued and are no longer reserved out of the Company's authorized but unissued Common Stock.

         The Company paid Don Latin, an independent director, $31,400 and $30,000 for consulting services in 1998 and 1997, respectively. In addition, the Company uses the consulting services of another independent director, John Hayes, regarding public relations, marketing and special projects for the Company. The Company paid approximately $110,000 for Mr. Hayes' services in both 1998 and 1997.

         At December 31, 1998 and 1997, the Company had accounts, interest and notes receivable from related parties totaling approximately $2,037,000 and $2,255,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Documents filed as a part of this report:

1.       Financial Statements

                  The Consolidated Financial Statements of the Company are included in Part II, Item 7. See index on page 29.

2.       Exhibits

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


    10.26     Incentive Stock Option Agreement between the Company and Dina Dwyer-Owens for 2,500 shares of the
              Company's Common Stock (1)
    10.27     Incentive Stock Option Agreement between the Company and Robert A. Tunmire for 50,000 shares of the
              Company's Common Stock (1)
    10.28     Employment Contract between the Company and Donald J. Dwyer (1)
    10.29     Guaranty Agreement, executed December 1, 1982 by Rainbow International Carpet Dyeing and Cleaning
              Company (2)
    10.30     Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company
              (2)
    10.31     Promissory Note, executed January 7, 1993, by and between Pride Venture Capital, Inc. and GTL Services,
              Ltd. (2)
    10.32     Form of Affiliate Transactions Agreement (2)
    10.33     Stock Purchase Agreement dated May 14, 1994 by and between The Dwyer Group, Inc., Co Data AG and
              Central Data BV (6)
    10.34     Irrevocable Stock or Bond Power, Note and Security Agreement,
              dated May 25, 1994, by and between Christian Mission Concerns, as lender, and the Company, as borrower (2)
    10.35     Mutual Release by and between General Business Services, Pride Venture Capital and GTL Services Ltd.,
              effective June 10, 1994 (2)
    10.36     Assignment of Judgments and Claims, executed by and between General Business Services, Inc., Pride
              Venture Capital, Inc., and GTL Services, Ltd., dated June 10, 1994 (3)
    10.37     Promissory Note, executed June 8, 1994, by and between the Company and NationsBank of Texas, N.A. (2)
    10.38     Promissory Note, executed June 9, 1994, by and between the Company and Central National Bank (2)
    10.39     Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994 (7)
    10.40     Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service
              Station Computers Systems, Inc. (7)
    10.41     Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the
              Company's Common Stock (7)
    10.42     Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the
              Company's Common Stock (7)
    10.43     Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the
              Company's Common Stock (7)
    10.44     Incentive Stock Option Agreement by and between the Company and Matthew Michel (7)
    10.45     Mutual Release by and between General Business Services, Inc., and Paul Woody effective June 30, 1996 (8)
    10.46     Consulting Agreement by and between General Business Services, Inc., E.K. Williams & Co., and Paul
              Woody effective July 1, 1996 (8)
    10.47     Stock Option Agreement by and between the Company and Paul Woody for 25,000 shares of the
              Company's Common Stock (8)
    10.48     Agreement dated as of June 1, 1993, between the Company and the personal representatives of Mr. Donald J. Dwyer, Sr., his Estate and the Dwyer Family Trust regarding cancellation of 340,300
              Escrow Shares (9)
    10.49     Form Of Stock Option Agreement by and between the Company and Don Latin for 10,000 shares of the
              Company's Common Stock (10)
    10.50     1997 Stock Option Plan and Form Of Employee Stock Option Agreement (10)
    10.51     Form Of Warrant Agreement and Warrant issued to V. Lee Russell (10)
    10.52     Form Of Warrant Agreement and Warrant issued to David B. Duck. (10)
    10.53     Form Of Stock Option Agreement by and between the Company and Target Enterprises, Inc. for 28,500    shares of the
              Company's Common Stock. (10)
    10.54     Form Of Stock Option Agreement by and between the Company and John Hayes for 11,420 shares of the Company's Common
              Stock. (10)
    10.55     Asset Purchase Agreement dated July 24, 1998, by and among The Dwyer Group, Inc., Glassmarks, Inc., Glass Doctor
              Corporation and Barton G. Tracy. (11)
    10.56     Stock Purchase Agreement dated July 24, 1998, by and between The Dwyer Group, Inc., Barton G. Tracy and Glassmarks,
              Inc. (11)


    10.57     Asset Purchase  Agreement by and among Century Business Services,  Inc., General Business Services,  Inc., General Tax
              Services, Inc., Edwin K. Williams & Co., GBS Acquisition Corp. and The Dwyer Group, Inc. (12)
    10.58*    Form Of Stock Option Agreement dated December 23, 1997, by and between the Company and Tom Buckley for 64,205 shares of the Company's Common Stock.
    10.59*    Form Of Stock Option Agreement dated August 25, 1998, by and between the Company and Tom Buckley for 15,000 shares of the Company's Common Stock.
    10.60*    Form Of Stock Option Agreement dated January 28, 1998, by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock.
    10.61*    Form Of Stock Option Agreement dated August 25, 1998, by and between the Company and Donald E. Latin for 5,000 shares of the Company's Common Stock.
    10.62*    Form Of Stock Option Agreement dated January 28, 1998, by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.
    21.1*     List of Subsidiaries
    27*       Financial Data Schedules

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

(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 1993 (SEC File No. 0-15227).

(5) Incorporated by reference to the Registrant's Schedule 13D of Donald J. Dwyer, dated May 4, 1989, filed May 9, 1989 (SEC File No. 0-15227).

(6) Incorporated by reference to the Registrant's Form 8-K dated as of May 14, 1994 (SEC File No. 0-15227).

(7) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1994 (SEC File No. 0-15227).

(8) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1996 (SEC File No. 0-15227).

(9) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1997 (SEC File No. 0-15227).

(10) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1997 (SEC File No. 0-15227).

(11) Incorporated by reference to the Registrant's Form 8-K dated as of July 24, 1998 (SEC File No. 0-15227).

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).

--------------------------

(b)      Reports on Form 8-K

         (1) Filed October 19, 1998 - Amended 8-K reporting the sale of substantially all of the assets of two of the Company's subsidiaries, General Business Services, Inc. and Edwin K. Williams & Co., including pro forma financial information.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 29th day of March, 1999.


                The Dwyer Group, Inc.


                By: /s/Thomas J. Buckley
                   ----------------------------------
                   Thomas J. Buckley, Vice President, Chief Financial Officer and Treasurer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signatures                                                    Title                                       Date
----------                                                    -----                                       ----
/s/ Theresa Dwyer                                             Chairperson of the                          March 29, 1999
-----------------------------                                 Board of Directors and Director
Theresa Dwyer

/s/ Dina Dwyer-Owens                                          President and Chief                         March 29, 1999
-----------------------------                                 Executive Officer
Dina Dwyer-Owens                                              (Principal Executive Officer)

/s/ Robert Tunmire                                            Executive Vice President                    March 29, 1999
-----------------------------
Robert Tunmire

/s/ Thomas J. Buckley                                         Vice President, Chief                       March 29, 1999
-----------------------------                                 Financial Officer and
Thomas J. Buckley                                             Treasurer (Principal Financial
                                                              and Accounting Officer)

/s/ James Sirbasku                                            Director                                    March 29, 1999
James Sirbasku

/s/ Donald J. Dwyer, Jr.                                      Director                                    March 29, 1999
-----------------------------
Donald J. Dwyer, Jr.

/s/ John P. Hayes                                             Director                                    March 29, 1999
-----------------------------
John P. Hayes

/s/ Donald E. Latin                                           Director                                    March 29, 1999
-----------------------------
Donald E. Latin

INDEX TO FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Certified Public Accountants.....................................................................30

Consolidated Balance Sheets as of December 31, 1998 and 1997........................................................31-32

Consolidated Statements of Income for the years ended December 31, 1998 and 1997.......................................33

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the
     years ended December 31, 1998 and 1997............................................................................34

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997...................................35

Notes to Consolidated Financial Statements..........................................................................36-54

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
-------------------------------------------------------------------------



Board of Directors
The Dwyer Group, Inc.
Waco, Texas


We have audited the accompanying consolidated balance sheets of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income
(loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




BDO SEIDMAN, LLP
Dallas, Texas
March 5, 1999

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    DECEMBER 31,
                                                                            ---------------------------
                                                                                1998            1997
                                                                            -----------     -----------
CURRENT ASSETS:
       Cash and cash equivalents                                            $   498,199     $ 1,568,187
       Marketable securities, available-for-sale                              1,973,761       2,327,090
       Trade accounts receivable, net of allowance for doubtful
             accounts of $175,036 and $265,923, respectively                    684,955       1,070,573
       Accounts receivable from related parties                                 766,623         660,717
       Accrued interest receivable, including amounts due from
             related parties of $149,643 and $183,539, respectively             199,953         197,672
       Trade notes receivable, current portion                                1,085,810       1,115,707
       Inventories                                                               46,013         306,751
       Prepaid expenses                                                         164,937         376,556
       Notes receivable from related parties, current portion                   660,300         142,723
                                                                            -----------     -----------
          TOTAL CURRENT ASSETS                                                6,080,551       7,765,976

PROPERTY AND EQUIPMENT, at cost, net                                          1,103,862       1,070,375

NOTES AND ACCOUNTS RECEIVABLE FROM RELATED PARTIES                              460,558       1,268,015

ASSETS HELD FOR SALE                                                            141,575         166,575

TRADE NOTES RECEIVABLE, net of allowance for doubtful notes of
             $941,472 and $816,054, respectively                              3,034,485       3,760,824

GOODWILL, net                                                                 5,599,553              --

PURCHASED FRANCHISE RIGHTS, net                                                 938,823       1,446,251

COVENENT NOT TO COMPETE, net                                                     91,665              --

INVESTMENT, equity method                                                            --         418,117

NET DEFERRED TAX ASSET                                                          867,773         429,779

OTHER ASSETS                                                                    398,455         212,124
                                                                            -----------     -----------
TOTAL ASSETS                                                                $18,717,300     $16,538,036
                                                                            ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   DECEMBER 31,
                                                                         ------------------------------
                                                                              1998              1997
                                                                         ------------      ------------
Current liabilities:
       Accounts payable, trade                                           $    326,464      $    774,197
       Accounts payable to related parties                                     13,723            44,237
       Accrued liabilities                                                  1,166,439         1,068,308
       Litigation reserves                                                  1,103,211           166,793
       Current maturities of long-term debt                                   534,767           224,963
                                                                         ------------      ------------
          TOTAL CURRENT LIABILITIES                                         3,144,604         2,278,498

LONG-TERM DEBT, less current maturities                                     1,799,821           487,116

DEFERRED FRANCHISE SALES REVENUE                                            1,155,746         1,539,085
                                                                         ------------      ------------
TOTAL LIABILITIES                                                           6,100,171         4,304,699

Commitments and contingencies

STOCKHOLDERS' EQUITY:

       Preferred stock, $1 par value - 500,000 shares authorized,
               none outstanding                                                    --                --

       Common  stock, $.10 par value - 15,000,000 shares authorized;
               7,228,585 issued and 6,999,360 outstanding in 1998;
               6,895,252 issued and 6,775,427 outstanding in 1997             722,859           689,526

       Additional paid-in capital                                           9,653,691         9,020,358

       Retained earnings                                                    2,596,872         2,543,612

       Accumulated other comprehensive income (loss)                          (61,657)           74,012

       Treasury stock, at cost, 229,225 shares in 1998 and 119,825
               shares in 1997                                                (294,636)          (94,171)
                                                                         ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                                 12,617,129        12,233,337
                                                                         ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 18,717,300      $ 16,538,036
                                                                         ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                        1998              1997
                                                    ------------      ------------
REVENUES:
     Royalties                                      $  8,483,380      $  8,022,283
     Franchise fees                                    2,474,579         3,415,352
     Sales of products and services                    1,858,339         1,561,710
     Tax services                                        673,234           781,788
     Interest                                            594,391           656,935
     Other                                               727,257           993,928
                                                    ------------      ------------
        TOTAL REVENUES                                14,811,180        15,431,996
                                                    ------------      ------------
COSTS AND EXPENSES:
     General, administrative and selling              13,644,074        11,751,752
     Costs of product and service sales                1,540,368         1,112,051
     Cost of tax service revenues                        494,080           905,724
     Depreciation and amortization                       695,526           556,642
     Interest                                             97,134            59,108
                                                    ------------      ------------
        TOTAL COSTS AND EXPENSES                      16,471,182        14,385,277
                                                    ------------      ------------

OPERATING INCOME (LOSS)                               (1,660,002)        1,046,719
                                                    ------------      ------------
OTHER INCOME:
     Gain on sale of assets                            1,445,563                --
     Gain on sale of securities                          332,920            78,356
                                                    ------------      ------------
        TOTAL OTHER INCOME                             1,778,483            78,356
                                                    ------------      ------------

Income before income taxes                               118,481         1,125,075
Income tax expense                                       (65,221)         (378,299)
                                                    ------------      ------------

NET INCOME                                          $     53,260      $    746,776
                                                    ============      ============

EARNINGS PER SHARE - BASIC                          $       0.01      $       0.11
                                                    ============      ============

EARNINGS PER SHARE - DILUTED                        $       0.01      $       0.11
                                                    ============      ============

WEIGHTED AVERAGE COMMON SHARES                         6,910,587         6,774,323
                                                    ============      ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                        7,061,659         6,886,458
                                                    ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                             COMPREHENSIVE
                                                                     STOCKHOLDERS' EQUITY                    INCOME (LOSS)
                                                                 ---------------------------           ---------------------------
                                                                  SHARES          DOLLARS                1997             1998
                                                                 ---------      ------------           ---------      ------------
COMMON STOCK
      Balance at January 1,1997                                  7,235,552      $    723,556
         Cancellation of escrow shares                            (340,300)          (34,030)
                                                                 ---------      ------------
      Balance at December 31,1997                                6,895,252           689,526
         Issuance of common stock                                  333,333            33,333
                                                                 ---------      ------------
      Balance at December 31, 1998                               7,228,585           722,859
                                                                 ---------      ------------
ADDITIONAL PAID-IN CAPITAL
      Balance at January 1,1997                                                    8,941,029
         Issuance of stock from treasury                                               2,600
         Issuance of options to non-employees                                         76,729
                                                                                ------------
      Balance at December 31,1997                                                  9,020,358
         Issuance of common stock                                                    633,333
                                                                                ------------
      Balance at December 31,1998                                                  9,653,691
                                                                                ------------
RETAINED EARNINGS
      Balance at January 1, 1997                                                   1,796,836
         Net income                                                                  746,776         $  746,776
                                                                                ------------
      Balance at December 31, 1997                                                 2,543,612
         Net income                                                                   53,260                           $  53,260
                                                                                ------------
      Balance at December 31, 1998                                                 2,596,872
                                                                                ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
      Balance at January 1, 1997                                                      22,770
         Increase in unrealized appreciation in carrying
              value of investments (net of tax of $26,397)                            51,242             51,242
                                                                                ------------
      Balance at December 31, 1997                                                    74,012
         Decrease in unrealized appreciation in carrying
              value of investments (net of tax of $21,774)                           (42,266)                            (42,266)
         Foreign currency translation adjustment                                     (93,403)                            (93,403)
                                                                                ------------
      Balance at December 31, 1998                                                   (61,657)
                                                                                ------------

TREASURY STOCK
      Balance at January 1, 1997                                  (122,425)          (96,121)
         Issuance of stock from treasury                             2,600             1,950
                                                                 ---------      ------------
      Balance at December 31,1997                                 (119,825)          (94,171)
         Purchase of treasury stock                               (109,400)         (200,465)
                                                                 ---------      ------------
      Balance at December 31,1998                                 (229,225)         (294,636)
                                                                 ---------      ------------         ----------         ---------
TOTAL STOCKHOLDERS' EQUITY                                       6,999,360      $ 12,617,129
                                                                 =========      ============

TOTAL COMPREHENSIVE INCOME (LOSS)                                                                    $  798,018         $ (82,409)
                                                                                                     ==========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          YEARS ENDED DECEMBER 31,
                                                                           1998             1997
                                                                        -----------      -----------
Operating activities:
      Net income for the period                                         $    53,260      $   746,776
      Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                       695,526          556,642
        Gain on sale of assets                                           (1,445,562)              --
        Gain on sale of securities                                         (332,920)         (78,346)
        Provision for doubtful accounts                                     531,918           81,760
        Notes received for franchise sales                               (1,546,931)        (473,272)
        Change in deferred tax asset                                       (437,994)         (87,733)
        Other adjustments                                                   (17,273)         169,607
    Changes in assets and liabilities (net of business acquisition and business dispositions):
        Accounts and interest receivable                                     40,414         (468,014)
        Net change in receivables / payables to related parties            (236,402)        (360,917)
        Inventories                                                         (21,053)        (162,957)
        Prepaid expenses                                                     88,935         (115,609)
        Federal income tax receivable                                          --            935,443
        Accounts payable and accrued liabilities                            851,688         (170,265)
        Franchise funds held for advertising                                   --           (459,586)
        Deferred franchise sales revenue                                   (140,615)        (711,214)
        Other                                                               (32,064)         144,450
                                                                        -----------      -----------
  Net cash used in operating activities                                  (1,949,073)        (453,235)
                                                                        -----------      -----------

Investing activities:
    Collections of notes receivable                                       1,323,826          722,994
    Proceeds from sale of assets                                          3,609,793          200,000
    Acquisition of business                                              (3,225,000)              --
    Purchases of property and equipment                                    (460,795)        (172,791)
    Purchases of franchise rights                                          (586,564)              --
    Acquisition of other assets                                             (31,574)         (60,168)
    Purchase of marketable securities                                    (1,168,753)      (1,781,281)
    Sale of marketable securities                                         1,855,002        1,325,844
    Increase (decrease) in unrealized gain on marketable securities         (42,266)          51,242
    Collections on notes receivable from related parties                    150,863          133,577
                                                                        -----------      -----------
  Net cash provided by investing activities                               1,424,532          419,417
                                                                        -----------      -----------

Financing activities:
    Purchases of treasury stock                                            (200,465)              --
    Proceeds from borrowings                                                 55,000           80,500
    Payments on borrowings                                                 (399,983)        (298,662)
                                                                        -----------      -----------
  Net cash used in financing activities                                    (545,448)        (218,162)
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                (1,069,988)        (251,980)
Cash and cash equivalents, beginning of period                            1,568,187        1,820,167
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $   498,199      $ 1,568,187
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

         The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation ("Mr. Rooter") in 1972, and in 1986 it was reincorporated as a Delaware corporation. In 1993, the Company was renamed The Dwyer Group, Inc.

         The Company provides a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns six such businesses, which have an aggregate of approximately 750 franchises located in the United States and Canada, and through their master licensees, approximately 200 franchisees in 15 other foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, the commitment of the Company to its mission and vision statements and the established reputation of its management team.

         In 1997 and 1998, the Company operated its businesses through the following wholly owned subsidiaries:

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter,"(R) with 203 franchise operations in the United States and Canada, and, through master licensees, 64 franchises in six foreign countries. In 1998, Mr. Rooter accounted for approximately 28.4% of the Company's consolidated revenues as compared to 27.5% in 1997.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning and dyeing, air duct cleaning, and smoke, fire and water restoration services, with 368 franchises in the United States and Canada and, through master franchise licensees, 121 franchise operations in 11 foreign countries. In 1998, Rainbow accounted for approximately 17.8% of the Company's consolidated revenues as compared to 19.2% in 1997.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). Mr. Electric has 67 franchises in the United States and Canada, and through master licenses, 17 franchise operations in three foreign countries. In 1998, Mr. Electric accounted for approximately 8.8% of the Company's consolidated revenues as compared to 6.7% in 1997.

         o Synergistic International, Inc., which was incorporated in July 1998, is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass. The Company purchased the concept in July 1998, from an unrelated third party. Glass Doctor has 31 franchisees, all in the United States. In 1998, Glass Doctor accounted for approximately 5.5% of the Company's consolidated revenues.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark Aire Serv(R) and has 51 franchises in the United States and Canada, and one foreign master licensee. In 1998, Aire Serv accounted for approximately 4.5% of the Company's consolidated revenues as compared to 2.3% in 1997.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of businesses relating to service and repair of appliances (both residential and commercial). Mr. Appliance(R) began franchising in September 1996, and has 25 franchises in the United States. In 1998, Mr. Appliance accounted for approximately 1.4% of the Company's consolidated revenues as compared to 2.2% in 1997.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24 hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 1998, National Accounts accounted for approximately 10.3% of the Company's consolidated revenues as compared to 5.7% in 1997.

         o The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January of 1998, in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In 1998, TDG Canada accounted for approximately 1.8% of the Company's consolidated revenues.

         o General Business Services, Inc. ("GBS") is a franchisor of small business management services with approximately 300 franchises. Such business management services include, among others, business counseling, tax counseling, accounting services and products, financial counseling and personnel services. In addition, General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS, provides tax return preparation and tax research services to GBS and EKW franchisees. In July 1998, the Company sold substantially all of the assets and the business of GBS (see Note 4). In 1998, GBS accounted for approximately 10.5% of the Company's consolidated revenues as compared to 17.6% in 1997.

         o Edwin K. Williams & Co. ("EKW") is a franchisor of information systems and financial management services, specifically designed to meet the special needs of small businesses. EKW has approximately 150 franchises located throughout the United States. Its financial management services include, among others, accounting and bookkeeping services and systems, financial management analysis, payroll processing, and tax preparation and planning services. In July 1998, the Company sold substantially all of the assets and the business of EKW (see Note 4). In 1998, EKW accounted for approximately 5.8% of the Company's consolidated revenues as compared to 12.0% in 1997.

The Company's primary sources of revenues are as follows:

         o Royalties from existing franchisees based on a percentage of each franchisee's gross sales. These fees range from 2.5% to 7.0% of the franchisee's sales, depending upon the particular franchise concept and upon various other factors.

         o        Franchise fees generated from the sale of new franchises.

         o        Sales of services to unrelated third parties by National
                  Accounts.


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

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation:


                                                   FOR THE YEAR ENDED DECEMBER 1998
                                                   --------------------------------
                                            Income              Shares            Per Share
                                          (Numerator)       (Denominator)           Amount
                                          -----------       -------------           ------
Basic EPS
    Net Income                              $53,260           6,910,587             $ .01
                                            =======                                 =====

Effect of dilutive securities
     Warrants and options                                       151,072
                                                              ---------

Diluted EPS                                 $53,260           7,061,659             $ .01
                                            =======           =========             =====

                                                   FOR THE YEAR ENDED DECEMBER 1997
                                                   --------------------------------
                                            Income              Shares            Per Share
                                          (Numerator)       (Denominator)           Amount
                                          -----------       -------------           ------
Basic EPS
    Net Income                             $746,776           6,774,323              $.11
                                           ========                                  ====

Effect of dilutive securities
    Warrants and options                                        112,135
                                                              ---------

Diluted EPS                                $746,776           6,886,458              $.11
                                           ========           =========              ====

         Options and warrants to purchase 595,325 and 542,225 shares of common stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares. Of such options and warrants, 592,825 were still outstanding at the end of 1998.


E.       Cash and Cash Equivalents

         The Company considers all cash and highly liquid investments purchased with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Cash equivalents includes, but is not limited to, money market funds of $76,703 at December 31, 1998 and $813,974 at December 31, 1997.

F.       Franchise Operations

         Revenues from the sale of regional franchise agreements and individual franchises in the United States and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Regional franchise agreements grant the regional franchisees the right to sell individual franchises in their territory. The regional franchisees generally receive commissions on individual franchises sold as well as a share of royalties collected from franchisees in their territory. Interest on trade notes receivable is accrued and recorded as income, net of an allowance for uncollectible amounts, when due. However, in situations where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collectibility is not reasonably certain, revenue is recognized on the installment method as amounts are collected. Interest on trade notes receivable resulting from sales recorded on the installment method is recorded when received.

         Revenue from franchise royalties is generally recognized when collected from the franchisees.

         The Company collects and holds in escrow 2% of Rainbow, Mr. Rooter, Aire Serv, Mr. Appliance, Mr. Electric and Glass Doctor franchisees' sales to be used for national advertising. In order to accurately reflect the nature of such advertising funds, the amounts related to such funds are excluded from the Company's financial statements.

         Revenue from product sales is recognized when orders are shipped. Revenue from services is recognized upon the completion of the service. For master license agreements, revenues are recognized upon completion of all significant initial services provided to the master licensee and upon satisfaction of all material obligations of the Company under the master license agreement.


G.       Assets Held for Sale

         At December 31, 1998 and 1997, the Company owned real estate in Waco, Texas which was held for resale and carried at fair market value.


H.       Income Taxes

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property, plant & equipment, inventory, and accounts and notes receivable for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         The Company files a consolidated tax return on behalf of itself and its domestic Subsidiaries.


I.       Goodwill and Covenant Not to Compete

         Goodwill, which is the excess of the cost of acquiring Glass Doctor over the fair value of the net assets acquired, is being amortized on a straight-line basis over the expected period to be benefited, which is 30 years. It is the Company's policy to evaluate the carrying amount of goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows, undiscounted and without interest, would be less than the carrying amount. An impairment loss would be recorded in the period in which such determination is made based on the fair value of the business. Glass Doctor was acquired in July of 1998 (see Note 5).
Amortization expense recorded in 1998 was $71,823.

         In connection with the acquisition, the Company also recorded $100,000 as the value of a covenant not to compete. This amount is being amortized over five years, the life of the agreement. Amortization expense recorded in 1998 was $8,334.

J.       Purchased Franchise Rights

         The Company may repurchase regional franchise rights. Regional franchise repurchases are recorded at the lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. Periodically the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if an impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis is performed and an impairment loss is recorded. The Company had an investment of $938,823 and $1,446,251 in purchased franchise rights at December 31, 1998 and 1997, respectively.

         The costs of purchased franchise rights and other intangible assets are amortized using the straight-line method over their estimated lives of five to fifteen years.


K.       Equity Method Investments

         In 1994, E.K. Williams acquired 33 1/3% of the outstanding capital stock of Service Station Computer Systems, Inc. ("SSCS") for $500,000 cash. SSCS is a private concern headquartered in California which develops and provides computerized bookkeeping products to conventional service stations, self-serve stations and convenience store operations. The investment in SSCS has been accounted for using the equity method of accounting. The cost of SSCS in excess of amounts attributable to tangible assets at acquisition was approximately $257,000 which was being amortized to operations over a 10 year period using the straight-line method. In July 1998, the Company sold this investment for $200,000 (See Note 4).


L.       Marketable Securities and Certificates of Deposit

         Marketable securities, available-for-sale are carried at fair value, with unrealized gains, net of tax, reported in accumulated other comprehensive income in stockholders' equity. The increase or decrease in such gains in a given year is reported as comprehensive income. Realized gains and losses are included in income.

         At December 31, 1998 and 1997, the amortized cost and estimated fair values of marketable securities are shown below.

                      DECEMBER 31, 1998
--------------------------------------------------------------
     AMORTIZED         GROSS UNREALIZED      ESTIMATED FAIR
       COST                 GAINS                VALUE
    $1,925,571             $48,100             $1,973,671

                      DECEMBER 31, 1997
 -------------------------------------------------------------
     AMORTIZED         GROSS UNREALIZED      ESTIMATED FAIR
        COST                GAINS                VALUE
     $2,214,951            $112,139            $2,327,090


         During 1998, the Company purchased marketable securities at a cost of $1,168,753 and sold marketable securities receiving proceeds of $1,855,002. At December 31, 1998, the estimated fair value of marketable securities was comprised of $1,499,494 in U.S. Treasury bills and $474,267 in common stock and mutual funds. At December 31, 1997, the estimated value of marketable securities was comprised of $955,185 in U.S. Treasury bills and $1,371,905 in common stocks and mutual funds.

         During 1997, the Company received proceeds of $1,166,373 from the Certificate of Deposit held at December 31, 1996. Also during 1997, the Company purchased marketable securities at a cost of $1,781,281 and sold marketable securities receiving proceeds of $1,325,844.

M.       Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to 1998 presentation.

N.       Use of Estimates

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

O.       New Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which was adopted by the Company in fiscal 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax and the cumulative translation adjustment.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS No. 131 are effective for financial statements for financial years beginning after December 15, 1997 and are reported in Note 16. There was no material impact on the Company's financial statements resulting from the adoption of SFAS No. 131.


NOTE 2.    COMMON STOCK, STOCK OPTIONS, WARRANTS AND CERTAIN TRANSACTIONS

A.       Preferred Stock

         The Company has authorized 500,000 shares of $1 par value preferred stock, none of which is issued or outstanding. Such preferred stock may be issued in one or more classes or series as determined by the Board of Directors. The Board has the authority to fix the rights, terms of redemption and liquidation preferences of any such series. The Company currently has no plans for issuing preferred stock.

B.       Common Stock

         Treasury Stock

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

         In September 1998, the Company's Board of Directors authorized the purchase of up to 100,000 shares of its common stock outstanding, and in December 1998, increased that amount to 150,000 shares. In the fourth quarter of 1998, the Company purchased 109,400 of such shares at a cost of $200,465, resulting in a balance of 229,225 shares of stock in treasury at a cost of $294,636.

         Issuance of Common Stock

         In July 1998, the Company issued 333,333 shares of its common stock in connection with the purchase of Glass Doctor (see Note 5).

         Escrow Shares

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

         Theresa Dwyer ("Ms. Dwyer") and her son, Donald J. Dwyer, Jr., were appointed and qualified and serve as the personal representatives of Mr. Dwyer's Estate (the "Estate") and the Dwyer Family Trust (the "Trust"). In lieu of the escrow arrangement contemplated by the Reorganization Agreement, and in order to more accurately represent the intent of the parties, the Company and personal representatives of Mr. Dwyer, the Estate and the Trust, entered into an agreement relating to the Escrow Shares, to be effective as of June 1, 1993 (the "Agreement").

         The Agreement provided for the cancellation of the Escrow Shares and such shares were returned to the authorized but unissued shares of the Company's Common Stock as of June 1, 1993. Pursuant to the Agreement, 340,300 new shares of Common Stock (the "Contingent Shares") were reserved by the Company's Board of Directors out of the Company's authorized but unissued Common Stock and could have been subsequently issued to the successors and assigns of Mr. Dwyer if certain earnings targets were achieved by GBS or if GBS was sold to a third party resulting in gain in equal to or in excess of an amount specified in the Agreement.

         In July of 1998, the Company sold GBS as described in Note 4. GBS had not achieved the required earnings targets and the gain on the sale did not reach the threshold amount. Therefore, the Contingent Shares were not issued and are no longer reserved out of the Company's authorized but unissued Common Stock.

C.       Warrants and Non-Employee Stock Options

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

         In 1997, in connection with a consulting arrangement, the Company granted options to purchase the Company's Common Stock to a non-employee of the Company under the following terms: (1) 25,000 shares at an exercise price of $3.75 per share until January of 1999, and (2) 5,000 shares at an exercise price of $3.00 per share until January of 1999. Such shares expired without being exercised.

         In 1997, in connection with the purchase of franchise rights, the Company granted options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, to a non-employee of the Company. These options expire on April 21, 2002.

         In 1997, the Company issued warrants to two non-employees of the Company in connection with a consulting arrangement. The warrants can be converted to an aggregate of 109,225 shares of the Company's Common Stock, at an exercise price of $4.12 per share. These warrants expire in June of 2001.

         In 1998, the Company issued warrants to purchase the Company's Common Stock to former employees of the Company in connection with severance agreements, as follows:

             NUMBER OF WARRANTS     EXERCISE PRICE       EXPIRATION DATE
             ------------------     --------------       ---------------
                    12,500              $2.63               April 2005
                    16,420              $1.88             December 2007
                    10,000              $2.00               July 2008


D.       Stock-Based Compensation Plan

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

         Under the Plan, the Company is authorized to issue up to 700,000 shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options not qualified under Section 422 of the Code. Awards may be granted to selected employees, directors or consultants of the Company or any subsidiary. In 1998 and 1997, the Company granted both incentive stock options and nonqualified stock options.

         Employee Stock Options

         The Company granted a total of 129,500 and 137,045 awards in the form of incentive stock options and nonqualified stock options under the Plan in 1998 and 1997, respectively. Under the Plan, the options granted have contractual terms of 10 years. The incentive options granted generally vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. All options granted have an exercise price that is equal to or greater than the fair market value of a share of common stock on the grant date.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

         A summary of the status of the Company's stock options as of December 31, 1998 and 1997, and the changes during the years ended on those dates is presented below.

                                                               1998                                   1997
                                                               ----                                   ----
                                                   # of Shares         Weighted          # of Shares         Weighted
                                                    Underlying          Average          Underlying           Average
                                                     Options        Exercise Prices        Options        Exercise Prices
                                                     -------        ---------------        -------        ---------------
      Outstanding at beginning of the year           437,646             $2.41             449,826             $3.05
      Granted                                        129,500             $1.93             137,045             $1.94
      Exercised                                           --              N/A                   --              N/A
      Forfeited                                      (60,420)            $2.09             (40,000)            $3.33
      Expired                                             --              N/A             (109,225)            $4.12
                                                     -------                               -------
      Outstanding at end of year                     506,726             $2.32             437,646             $2.41
                                                     =======                               =======
      Exercisable at end of year                     263,326             $2.63             208,517             $2.71
                                                     =======                               =======


                                                                               1998                    1997
                                                                               ----                    ----
      Weighted-average grant date fair value of all options
             granted during the year                                          $1.34                   $1.26


         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998 and 1997: dividend yield of 0%; risk-free interest rates are different for each grant and range from 5.21% to 6.98%; the expected lives of options are from 2.5 to 6 years; and volatility of 50% for all grants.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
                             ----------------------------------------------             --------------------------------
                                              Wgtd. Avg.
           Range of            Number          Remaining       Wgtd. Avg.                  Number           Wgtd. Avg.
        Exercise Prices      Outstanding      Contr. Life    Exercise Price             Exercisable       Exercise Price
        ---------------      -----------      -----------    --------------             -----------       --------------
        $1.64 to $4.25         506,726         7.2 years          $2.32                   263,326             $2.63

         Pro Forma Net Income (Loss) and Earnings (Loss) Per Common Share

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share for 1998 and 1997 would approximate the pro forma amounts below:

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                AS REPORTED            PRO FORMA           AS REPORTED         PRO FORMA
                                                -----------            ---------           -----------         ---------
                                                    1998                  1998                1997               1997
                                                    ----                  ----                ----               ----
SFAS 123 Charge                                  $     --               $ 65,000           $      --           $101,000
APB25 Charge                                           --                     --                  --                 --
Net Income (Loss)                                $ 53,000               ($12,000)          $ 747,000           $646,000
Earnings (Loss) Per Common Share                 $    .01               $    .00           $     .11           $    .10

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

NOTE 3. TRADE NOTES RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

         The Company receives various notes from the sale of new franchises. These notes receivable are generally collateralized by the rights to the related franchise territory sold, and bear interest at the approximate market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31, is as follows:

                                                                                1998                     1997
                                                                                ----                     ----
Amounts due within one year                                                  $1,085,810              $1,115,707
Amounts due after one year, net of allowance for uncollectible amounts
     of $941,472 and $816,054 in 1998 and 1997, respectively                  3,034,485               3,760,824
                                                                             ----------              ----------

Total notes receivable                                                       $4,120,295              $4,876,531
                                                                             ==========              ==========

         Activity in the allowance for uncollectible amounts was as follows:

                                                                             1998                     1997
                                                                             ----                     ----
Balance, January 1                                                         $ 816,054               $1,633,092
Provision for doubtful accounts                                              531,918                   81,760
Write-offs                                                                  (406,500)                (898,798)
                                                                           ---------               ----------
Balance, December 31                                                       $ 941,472               $  816,054
                                                                           =========               ==========

         At December 31, 1998 and 1997, the amounts of deferred revenue from franchise sales were $1,155,746 and $1,539,085, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 1999 through 2007.

         At December 31, 1998, interest rates on trade notes receivable ranged from 7% to 12%.

NOTE 4.    DISPOSITION OF ASSETS

         In July of 1998, the Company sold substantially all of the assets and the business of two of its franchising subsidiaries, GBS and EKW, to Century Business Services, Inc. ("Century"). The Company received $3.8 million in cash and can receive up to 47,407 restricted shares of Century common stock (the "Stock") subject to certain contingencies. The Stock is subject to a two-year lock-up agreement. One-half of the Stock will be earned based on the renewal of certain GBS franchisees by December 31, 1998. Management believes that the Company will receive substantially all of this portion of the Stock by May of 1999. The other half of the Stock will be held in escrow for two years and 90 days from the date of the agreement in order to facilitate the payment to Century for any losses incurred by Century which are subject to indemnification by the Company. At this time, management cannot estimate the amount of this portion of the Stock which will eventually be received by the Company.
Century also assumed certain liabilities of GBS and EKW.

         Also in July of 1998, the Company sold its minority interest in Service Station Computer Systems, Inc. (SSCS), an additional asset of EKW, for $150,000 in cash and a note with a present value of $45,000.

         The Company recorded a gain on the sale of the assets net of the liabilities assumed by Century. The gain was calculated as follows:

      Net cash proceeds (1)                                 $ 3,609,793
      Century Stock (2)                                         178,500
      Note receivable                                            45,000
                                                            -----------
      Total proceeds                                          3,833,293

      Less:  Net book value of assets sold and
                 liabilities assumed                         (2,387,730)
                                                            -----------
      Pre-tax gain on sale                                  $ 1,445,563
                                                            ===========

---------------------

(1) Includes $3.8 million received from Century plus $150,000 in cash received from a third party for SSCS, less $281,000 paid to obtain releases from certain Regional Master Licensees and $59,000 in legal fees associated with the transaction.

(2) Includes 47,407 shares of Century stock valued at $16.88 per share, less: (a) 5,000 shares issued to a former employee of GBS/EKW in connection with the sale, (b) the shares which are held in escrow for possible indemnification by the Company, (c) an amount estimated for non-renewing franchisees of GBS, and (d) 35% discount on remaining shares due to marketability restrictions.

         The unaudited pro forma information for the periods set forth below give effect to the disposition as if it had occurred at the beginning of the respective periods. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the transaction been consummated at the beginning of the periods presented nor does the information purport to be indicative of future results.

                                                     Year Ended
                                                    December 31,
                                                    ------------
                                             1998                  1997
                                             ----                  ----
     Revenues                            $10,956,519           $10,875,554
                                         ===========           ===========
     Net Income                          $   240,877           $   922,400
                                         ===========           ===========
     Basic Earnings  Per Share           $       .03           $       .14
                                         ===========           ===========
     Diluted Earnings  Per Share         $       .03           $       .13
                                         ===========           ===========


NOTE 5.    BUSINESS ACQUISITION

         In July of 1998, the Company acquired substantially all of the assets of Glass Doctor Corporation and Glassmarks, Inc., all of such assets being associated with the Glass Doctor franchise concept. Glass Doctor is a national franchisor of service centers whose business is the replacement of automobile, residential and commercial glass. At the time of acquisition, Glass Doctor's franchise system was comprised of 26 franchisees in the United States that were generating over $33 million per year in system-wide sales. On a pro forma basis, Glass Doctor would add approximately $1.5 million to the Company's annual revenues. The acquisition was funded by a combination of $3.225 million in cash, a note payable of $1.9 million and the issuance of 333,333 shares of the Company's common stock valued at the then current market share price of $2 per share. A recap of the total purchase price follows:

         Cash to seller                           $3,225,000
         Note to seller                            1,900,000
         Common stock issued                         666,666
         Misc. acquisition costs                     111,195
                                                  ----------
                                                  $5,902,861
                                                  ==========


         The acquisition was accounted for as a purchase, and accordingly, the operating results of Glass Doctor have been included in the accompanying consolidated financial statements since the date of acquisition. The aggregate acquisition cost was allocated to the net assets of the Company based upon their respective fair market values, with the excess recorded as goodwill. The allocation of the purchase price based on the estimated fair value of the assets acquired is as follows:

         Tangible assets, net of liabilities     $   131,485
         Covenant Not to Compete                     100,000
         Goodwill                                  5,671,376
                                                 -----------
                                                 $ 5,902,861
                                                 ===========

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

                                                         Year Ended
                                                        December 31,
                                                        ------------
                                                1998                   1997
                                                ----                   ----
     Revenues                               $ 15,605,087           $17,137,138
                                            ============           ===========
     Net Income (Loss)                      $    (49,179)          $   444,774
                                            ============           ===========
     Basic Earnings (Loss) Per Share        $       (.01)          $       .06
                                            ============           ===========
     Diluted Earnings (Loss) Per Share      $       (.01)          $       .06
                                            ============           ===========


NOTE 6.    ACQUISITION OF FRANCHISE RIGHTS

         In February of 1998, the Company repurchased all Canadian franchise rights for its Mr. Rooter and Mr. Electric franchise concepts from its Canadian master licensee, a nonaffiliated third party. The purchase price of approximately $600,000 was capitalized as Purchased Franchise Rights.

         In March of 1998, the Company repurchased Canadian franchise rights for its Rainbow International franchise concept from a related party. The purchase price of approximately $250,000 was capitalized as Purchased Franchise Rights.


NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:

                                     DECEMBER 31, 1998                  DECEMBER 31, 1997
                                     -----------------                  -----------------
                                  CARRYING                           CARRYING
                                   AMOUNT      FAIR VALUE             AMOUNT       FAIR VALUE
                                   ------      ----------             ------       ----------
     Trade notes receivable      $4,120,295    $3,936,688          $ 4,831,397     $ 4,708,614
     Notes payable               $2,334,588    $2,161,482          $   712,079     $   671,362

         The carrying amount approximates fair value of cash and cash equivalents. The carrying value of accounts receivable, accrued interest receivable, accounts payable, accrued liabilities, and other payables approximates fair value because of the relatively short maturities of these items. The fair value for fixed rate trade notes receivable is estimated using discounted cash flow analyses, using interest rates currently being offered for notes with similar terms to franchisees of similar credit quality. The fair value for notes payable is estimated using discounted cash flow analyses, using an interest rate at which the Company could borrow additional funds.

NOTE 8.    PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                                1998                   1997
                                                ----                   ----
       Land                                 $   57,159             $   57,159
       Building and improvements               180,720                185,380
       Machinery and equipment               1,706,740              1,652,465
       Furniture and fixtures                  198,149                300,444
                                            ----------             ----------
                                             2,142,768              2,195,448
       Less accumulated depreciation         1,038,906              1,125,073
                                            ----------             ----------
                                            $1,103,862             $1,070,375
                                            ==========             ==========

Depreciation expense for the years ended December 31, 1998 and 1997 was $367,288 and $374,070, respectively.

NOTE 9.    INCOME TAXES

         Federal income tax expense/benefit for the years ended December 31, 1998 and 1997 was as follows:

                                                                 1998                   1997
                                                                 ----                   ----
               Current tax expense                            $  503,215           $  506,931

               Deferred tax expense                             (437,994)            (128,632)
                                                              ----------           ----------
               Total tax expense                              $   65,221           $  378,299
                                                              ==========           ==========

         A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 1998 and 1997:

                                                         1998                             1997
                                                         ----                             ----
                                                AMOUNT         PERCENT           AMOUNT          PERCENT
                                                ------         -------           ------          -------
Federal income tax at statutory rate           $40,284             34%         $ 382,499           34%
Utilization of tax loss carryforward                --                           (63,900)          (6%)
Goodwill amortization not deductible
    for tax purposes                                --                            10,200            1%
State income tax                                 6,200              5%            49,500            5%
Other permanent differences                     18,737             16%                --           --
                                               -------             --          ---------          ---
Total tax expense/(benefit)                    $65,221             55%         $ 378,299           34%
                                               =======             ==          =========          ===


         The components of deferred income tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                                        1998             1997
                                                    -----------      -----------
Deferred tax liabilities:
   Accelerated depreciation and amortization        $   142,644)     $   (84,725)
   Franchise agreements                                      --         (161,851)
   Intangibles                                          (27,253)              --
   IRC Section 481 Adjustment (change in
    accounting method)                                       --         (210,252)
                                                    -----------      -----------
Total deferred income tax liabilities                  (169,897)        (456,828)

Deferred tax assets:
   Accrued expenses                                          --          128,029
   Patents and trademarks                                21,282               --
   Franchise agreements                                  15,266               --
   Net operating losses and tax credits                 807,566          841,592
   Reserves                                             864,652          586,788
   Deferred fees                                         89,108          105,144
   Other                                                 17,407            2,665
                                                    -----------      -----------
Total deferred tax assets                             1,815,281        1,664,218
                                                    -----------      -----------
Valuation allowance                                    (777,611)        (777,611)
                                                    -----------      -----------
Net deferred income tax asset                       $   867,773      $   429,779
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

         The Company expects to realize the net asset principally through the implementation of reasonable tax strategies based on future income projections. The valuation allowance as of December 31, 1998 and 1997 pertains primarily to the alternative minimum tax net operating losses available for carryforward. Management has determined it is unlikely that this component of the deferred tax asset will be realized.

         At December 31, 1998, the Company has available unused preacquisition alternative minimum tax carryforwards of Ekwill Acquisition Corporation ("Ekwill"), of which EKW is a wholly owned subsidiary. This alternative minimum tax carryforward has no expiration date. These preacquisition carryforwards may be used only to offset taxable income, if any, of Ekwill and may not be used to offset future taxable income of any other member of the group with which Ekwill files a consolidated return. The amount of the preacquisition carryforwards which may be applied in any one year is limited to the lesser of Ekwill's taxable income or $67,000, as applied on a cumulative basis. Carryovers have only been recognized for financial reporting purposes to the extent of Ekwill's taxable temporary differences. To the extent that the carryovers exceed Ekwill's taxable temporary differences, a valuation allowance has been created.




                     THIS SECTION INTENTIONALLY LEFT BLANK.

NOTE 10.    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

         The following notes payable and capital lease obligations were outstanding at December 31, 1998 and 1997:

                                                                                             1998         1997
                                                                                         ----------     --------
Note payable to an individual pursuant to the acquisition of Glass Doctor, with interest at 5 1/2%, payable in quarterly installments of $140,108, with the
remaining balance due in July 2002                                                       $1,786,017     $     --

Notes payable to a finance company under performance guarantees, with interest
at approximately 15%, payable in monthly installments through 2001                          205,000           --

9.25% mortgage loan from a bank, due in monthly installments of $1,593 per month, including interest, through September 2006, with a final payment of
$139,798 in October 2006, collateralized by property in Waco, Texas                         148,860      153,978

Note payable with no interest to an individual. Minimum payments of $1,000 per
month with a balloon of the remaining balance due November 2002                             103,850      115,850

Obligations under capital leases, interest of approximately 13.5%, due in
monthly installments through December 2000                                                   40,660       60,706

10% note payable to a finance company, assumed in 1996 pursuant to a regional
franchise repurchase, due in installments through October 2000                               22,507       44,263

12.5% note payable to a finance company, assumed in 1997 pursuant to a performance guarantee, due in monthly payments of $787 per month including
interest, through December, 2000                                                             18,582       24,604

10% note payable to an employee due in monthly payments through June 1999                     6,998       18,426

13.2% notes payable to a finance company, assumed in 1997 pursuant to a
performance guaranty, due in monthly payments of $798 per month, including interest           2,114        9,329

Notes payable with no interest to individual third parties with aggregate
payments of $6,333 per month                                                                     --      164,423

Note payable under a $300,000 line of credit, interest at the Wall Street
Journal prime rate plus 1% (9.5% at December 31, 1997). Collateralized by notes
receivable                                                                                       --       80,500

Note payable with no interest to an individual pursuant to the purchase of a
regional franchise, payable in $10,000 quarterly installments during 1998                        --       40,000
                                                                                         ----------     --------
                                                                                          2,334,588      712,079

Less current portion                                                                        534,767      224,963
                                                                                         ----------     --------
Notes payable and capital lease obligations - long term                                  $1,799,821     $487,116
                                                                                         ==========     ========

Maturities of notes payable and capital lease obligations are as follows:

                  1999                     $  534,767
                  2000                        794,302
                  2001                        648,072
                  2002                        301,597
                  2003                         12,000
                  2004 and beyond              43,850
                                           ----------
                                           $2,334,588
                                           ==========


NOTE 11.    RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with its Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates"). The Company currently leases its principal executive and administrative facilities from an Affiliate, under an operating lease which expires on December 31, 2000, requiring monthly lease payments of approximately $31,000. In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from entities controlled by its majority stockholder. The Company expensed approximately $592,000 for these rents and services in 1998, and $757,000 in 1997.

         The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales commissions and management fees of approximately $631,000 in 1998, and $779,000 in 1997. In addition, from time to time, the Company and its Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

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

         In 1998 and 1997, the Company paid an independent director $31,400 and $30,000, respectively, for consulting services. In addition another independent director provides consulting services regarding public relations, marketing and special projects to the Company. The Company paid approximately $110,000, in both 1998 and 1997, for this independent director's services.

         In 1997, the Company entered into an agreement with related parties regarding cancellation of certain shares of the Company's Common Stock. See Note 2(B) - "Escrow Shares".

         At December 31, 1998 and 1997, the Company had accounts, interest and notes receivable from related parties totaling approximately $2,037,000 and $2,255,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

NOTE 12.    CONCENTRATION OF CREDIT RISK AND CONTINGENCIES FROM NOTES RECEIVABLE

         The Company extends credit to individuals to purchase franchises. These individuals typically operate their franchises as an owner/manager. Generally, the loans are collateralized by the related franchise territory rights. The individual's ability to perform is dependent upon the economic condition of the franchise.

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 1998, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $1,316,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. The Company also has the option of substituting its notes receivable from franchisees of equal or greater value. During 1998, the Company did not exchange any such notes. In 1997, the Company exchanged notes aggregating approximately $29,000. In addition, approximately $84,000 and $37,000 was paid to SunTrust during 1998 and 1997, respectively, representing monthly installments on behalf of franchisees in default. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In September 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. The Company receives from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. In 1998, the Company paid approximately $39,000 on such delinquent notes. The Company was not required to make any such payments in 1997. At December 31, 1998, the Company was contingently liable for approximately $688,000, relating to such notes. In 1998, management discontinued the practice of guaranteeing franchisee notes to third parties.


NOTE 13.    EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. The Company did not make any contributions to the plan during 1998 or 1997. Each year the Board of Directors will determine the amount of any Company contribution based upon the Company's profitability.


NOTE 14.    COMMITMENT AND CONTINGENCIES

         The Company leases its facilities from an Affiliate under an operating lease expiring December 31, 2000. The approximate minimum rental commitments under operating leases are as follows:

         For Years Ending
         ----------------
         1999              $  372,000
         2000                 372,000
                           ----------
                           $  744,000
                           ==========

         Rent paid to the Affiliate in both 1998 and 1997 was approximately $372,000.

NOTE 15.    LITIGATION

The Company and its subsidiaries are parties to various legal proceedings incidental to its normal business activities; many of which are covered by insurance. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse affect on the Company or its consolidated financial position. Management has estimated that the potential loss due to these proceedings does not exceed $1.1 million. The Company has accrued for its estimate of such losses, of which approximately $1.0 million was expensed in 1998, when such losses became probable. In the first quarter of 1999, the Company resolved a lawsuit and a potential lawsuit and made payments of $575,000. This amount was included in the accrual at December 31, 1998.


NOTE 16.    BUSINESS SEGMENTS AND FOREIGN OPERATIONS

(A)      Business Segments

         The Company has adopted Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.

         The Company operates in two principal areas, each of which is a reportable segment: Franchising and National Accounts. Each of these are strategic business units that offer different services and are managed separately based on the fundamental differences in their operations.

         The Company's Franchising segment engages in the selling of new franchises and the servicing of existing franchises, with its primary source of revenues being franchise fees and royalties.

         National Accounts solicits commercial accounts for their general repair and emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. Service fees are its primary source of revenues.

         Information by business segment is set forth below:

                                                     1998                            1997
                                                     ----                            ----
         Revenues:
            Franchising                           $ 13,284,506                   $ 14,547,407
            National Accounts                        1,526,674                        884,589
                                                  ------------                   ------------

               Total                              $ 14,811,180                   $ 15,431,996
                                                  ============                   ============

         Operating Income (Loss):
            Franchising                           $ (1,602,708)                  $    980,800
            National Accounts                          (57,294)                        65,919
                                                  ------------                   ------------

               Total                              $ (1,660,002)                  $  1,046,719
                                                  ============                   ============

                                                                              NATIONAL
                                                      FRANCHISING             ACCOUNTS               TOTAL
                                                      -----------             --------               -----
         1998:
         -----
         Identifiable assets                          $18,426,523              $290,777           $18,717,300
         Depreciation and amortization                    693,339                 2,187               695,526
         Income tax expense (benefit)                    (544,921)              (19,480)             (564,401)
         Net capital expenditures                         462,565                 3,798               466,363

         1997:
         -----
         Identifiable assets                          $16,170,306              $367,730           $16,538,036
         Depreciation and amortization                    552,838                 3,804               556,642
         Income tax expense                               333,472                22,412               355,884
         Net capital expenditures                         162,264                10,527               172,791

         All of the Company's interest income and interest expense is associated with Franchising.


(B)      Revenues from Foreign Operations

                                                     1998                       1997
                                                  -----------                -----------
            United States                         $14,149,391                $15,077,111
            Canada                                    248,183                    108,799
            Other foreign countries                   413,606                    246,086
                                                  -----------                -----------
               Total                              $14,811,180                $15,431,996
                                                  ===========                ===========

         All of the Company's long-lived assets are associated with United States and Canadian operations.

Note 17. Supplemental Cash Flow

                                                    1998                      1997
                                                  ---------                ---------
            Cash paid for interest                $  80,762                $  59,108
            Cash paid for income taxes            $ 450,000                $ 300,000
            Value of common stock
               issued for acquisition             $ 666,666
            Value of stock received
               for sale of assets                 $ 178,500

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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


    10.26     Incentive Stock Option Agreement between the Company and Dina Dwyer-Owens for 2,500 shares of the
              Company's Common Stock (1)
    10.27     Incentive Stock Option Agreement between the Company and Robert A. Tunmire for 50,000 shares of the
              Company's Common Stock (1)
    10.28     Employment Contract between the Company and Donald J. Dwyer (1)
    10.29     Guaranty Agreement, executed December 1, 1982 by Rainbow International Carpet Dyeing and Cleaning
              Company (2)
    10.30     Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company
              (2)
    10.31     Promissory Note, executed January 7, 1993, by and between Pride Venture Capital, Inc. and GTL Services,
              Ltd. (2)
    10.32     Form of Affiliate Transactions Agreement (2)
    10.33     Stock Purchase Agreement dated May 14, 1994 by and between The Dwyer Group, Inc., Co Data AG and
              Central Data BV (6)
    10.34     Irrevocable Stock or Bond Power, Note and Security Agreement,
              dated May 25, 1994, by and between Christian Mission Concerns, as lender, and the Company, as borrower (2)
    10.35     Mutual Release by and between General Business Services, Pride Venture Capital and GTL Services Ltd.,
              effective June 10, 1994 (2)
    10.36     Assignment of Judgments and Claims, executed by and between General Business Services, Inc., Pride
              Venture Capital, Inc., and GTL Services, Ltd., dated June 10, 1994 (3)
    10.37     Promissory Note, executed June 8, 1994, by and between the Company and NationsBank of Texas, N.A. (2)
    10.38     Promissory Note, executed June 9, 1994, by and between the Company and Central National Bank (2)
    10.39     Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994 (7)
    10.40     Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service
              Station Computers Systems, Inc. (7)
    10.41     Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the
              Company's Common Stock (7)
    10.42     Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the
              Company's Common Stock (7)
    10.43     Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the
              Company's Common Stock (7)
    10.44     Incentive Stock Option Agreement by and between the Company and Matthew Michel (7)
    10.45     Mutual Release by and between General Business Services, Inc., and Paul Woody effective June 30, 1996 (8)
    10.46     Consulting Agreement by and between General Business Services, Inc., E.K. Williams & Co., and Paul
              Woody effective July 1, 1996 (8)
    10.47     Stock Option Agreement by and between the Company and Paul Woody for 25,000 shares of the
              Company's Common Stock (8)
    10.48     Agreement dated as of June 1, 1993, between the Company and the personal representatives of Mr. Donald J. Dwyer, Sr., his Estate and the Dwyer Family Trust regarding cancellation of 340,300
              Escrow Shares (9)
    10.49     Form Of Stock Option Agreement by and between the Company and Don Latin for 10,000 shares of the
              Company's Common Stock (10)
    10.50     1997 Stock Option Plan and Form Of Employee Stock Option Agreement (10)
    10.51     Form Of Warrant Agreement and Warrant issued to V. Lee Russell (10)
    10.52     Form Of Warrant Agreement and Warrant issued to David B. Duck. (10)
    10.53     Form Of Stock Option Agreement by and between the Company and Target Enterprises, Inc. for 28,500    shares of the
              Company's Common Stock. (10)
    10.54     Form Of Stock Option Agreement by and between the Company and John Hayes for 11,420 shares of the Company's Common
              Stock. (10)
    10.55     Asset Purchase Agreement dated July 24, 1998, by and among The Dwyer Group, Inc., Glassmarks, Inc., Glass Doctor
              Corporation and Barton G. Tracy. (11)
    10.56     Stock Purchase Agreement dated July 24, 1998, by and between The Dwyer Group, Inc., Barton G. Tracy and Glassmarks,
              Inc. (11)


    10.57     Asset Purchase  Agreement by and among Century Business Services,  Inc., General Business Services,  Inc., General Tax
              Services, Inc., Edwin K. Williams & Co., GBS Acquisition Corp. and The Dwyer Group, Inc. (12)
    10.58*    Form Of Stock Option Agreement dated December 23, 1997, by and between the Company and Tom Buckley for 64,205 shares of the Company's Common Stock.
    10.59*    Form Of Stock Option Agreement dated August 25, 1998, by and between the Company and Tom Buckley for 15,000 shares of the Company's Common Stock.
    10.60*    Form Of Stock Option Agreement dated January 28, 1998, by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock.
    10.61*    Form Of Stock Option Agreement dated August 25, 1998, by and between the Company and Donald E. Latin for 5,000 shares of the Company's Common Stock.
    10.62*    Form Of Stock Option Agreement dated January 28, 1998, by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.
    21.1*     List of Subsidiaries
    27*       Financial Data Schedules

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

(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 1993 (SEC File No. 0-15227).

(5) Incorporated by reference to the Registrant's Schedule 13D of Donald J. Dwyer, dated May 4, 1989, filed May 9, 1989 (SEC File No. 0-15227).

(6) Incorporated by reference to the Registrant's Form 8-K dated as of May 14, 1994 (SEC File No. 0-15227).

(7) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1994 (SEC File No. 0-15227).

(8) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1996 (SEC File No. 0-15227).

(9) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1997 (SEC File No. 0-15227).

(10) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1997 (SEC File No. 0-15227).

(11) Incorporated by reference to the Registrant's Form 8-K dated as of July 24, 1998 (SEC File No. 0-15227).

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).