Form 10QSB
period 1999-03-31
DWYER GROUP INC
filed 1999-05-14
CIK 797502

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                               ----------------


COMMISSION FILE NUMBER                                       0-15227
                      ---------------------------------------


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
                                 LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                     Outstanding at May 10, 1999
----------------------------                         ---------------------------
Common stock, $.10 par value                                           6,888,610

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No  X
                                                                   ---    ---

                             THE DWYER GROUP, INC.

                                     INDEX




PART I  -  FINANCIAL INFORMATION                                                                              PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
                and December 31, 1998.............................................................................3

                Consolidated Statements of Income for the Three Months Ended
                March 31, 1999 and 1998 (unaudited)...............................................................4

                Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 1999 and 1998 (unaudited).........................................................5

                Notes to Condensed Consolidated Financial Statements............................................6-7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................................8-10


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................11

     Item 2.    Changes in Securities............................................................................11

     Item 3.    Defaults Upon Senior Securities..................................................................11

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................11

     Item 5.    Other Information................................................................................11

     Item 6.    Exhibits and Reports on Form 8-K.................................................................11

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   MARCH 31,        DECEMBER 31,
          ASSETS                                                                     1999              1998
                                                                                  ------------      ------------
                                                                                  (Unaudited)

 Current assets:
        Cash and cash equivalents                                                 $    718,071      $    498,199
        Marketable securities, available-for-sale                                    1,399,836         1,973,761
        Trade accounts receivable, net of allowance for doubtful
              accounts of $262,347 and $175,036, respectively                          798,198           684,955
        Accounts receivable from related parties                                       724,479           766,623
        Accrued interest receivable, including amounts due from
              related parties of $161,090 and $149,643, respectively                   219,670           199,953
        Trade notes receivable, current portion                                      1,197,769         1,085,810
        Inventories                                                                     43,713            46,013
        Prepaid expenses                                                               225,105           164,937
        Notes receivable from related parties, current portion                         659,770           660,300
                                                                                  ------------      ------------
           Total current assets                                                      5,986,611         6,080,551

 Property and equipment, net                                                         1,101,484         1,103,862
 Notes and accounts receivable from related parties                                    425,510           460,558
 Assets held for sale                                                                  141,575           141,575
 Trade notes receivable, net of allowance for doubtful notes of
              $834,509 and $941,472, respectively                                    3,117,280         3,034,485
 Goodwill, net                                                                       5,558,959         5,599,553
 Purchased franchise rights, net                                                       915,983           938,823
 Covenant not to compete, net                                                           86,665            91,665
 Net deferred tax asset                                                                709,480           867,773
 Other assets                                                                          408,411           398,455
                                                                                  ------------      ------------
 TOTAL ASSETS                                                                     $ 18,451,958      $ 18,717,300
                                                                                  ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Accounts payable, trade                                                   $    602,557      $    326,464
        Accounts payable to related parties                                              7,647            13,723
        Accrued liabilities                                                          1,217,162         1,166,439
        Litigation reserves                                                            523,708         1,103,211
        Current portion of notes payable and capital lease obligations                 649,603           534,767
                                                                                  ------------      ------------
           Total current liabilities                                                 3,000,677         3,144,604

 Long-term debt, less current portion                                                1,657,986         1,799,821
 Deferred franchise sales revenue                                                    1,113,819         1,155,746

 Commitments and contingencies

 Stockholders' equity:
        Preferred stock                                                                     --                --
        Common stock                                                                   722,859           722,859
        Additional paid-in capital                                                   9,653,691         9,653,691
        Retained earnings                                                            2,851,481         2,596,872
        Accumulated other comprehensive income                                         (71,527)          (61,657)
        Treasury stock, at cost                                                       (477,028)         (294,636)
                                                                                  ------------      ------------
           Total stockholders' equity                                               12,679,476        12,617,129
                                                                                  ------------      ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 18,451,958      $ 18,717,300
                                                                                  ============      ============

     See notes to condensed consolidated financial statements (unaudited).

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                     1999              1998
                                                  -----------      -----------

 REVENUES:
      Royalties                                   $ 1,991,439      $ 1,853,863
      Franchise fees                                  778,834          621,479
      Sales of products and services                  431,163          724,329
      Tax services                                         --          419,120
      Interest                                        129,709          166,619
      Other                                           130,655          287,181
                                                  -----------      -----------
         TOTAL REVENUES                             3,461,801        4,072,591

 COSTS AND EXPENSES:
      General, administrative and selling           2,509,850        2,914,611
      Costs of product and service sales              356,594          539,312
      Cost of tax services                                 --          268,312
      Depreciation and amortization                   169,755          153,618
      Interest                                         29,533           14,633
                                                  -----------      -----------
         TOTAL COSTS AND EXPENSES                   3,065,732        3,890,486

 Income before income taxes                           396,068          182,104
 Income taxes                                        (141,459)         (61,944)
                                                  -----------      -----------
 NET INCOME                                       $   254,609      $   120,160
                                                  ===========      ===========

 EARNINGS PER SHARE - BASIC                       $      0.04      $      0.02
                                                  ===========      ===========

 EARNINGS PER SHARE - DILUTED                     $      0.04      $      0.02
                                                  ===========      ===========

 WEIGHTED AVERAGE COMMON SHARES                     6,956,981        6,775,427
                                                  ===========      ===========

 WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
          DILUTIVE COMMON SHARES                    7,113,057        6,910,540
                                                  ===========      ===========

     See notes to condensed consolidated financial statements (unaudited).

                    THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            1999              1998
                                                                         -----------      -----------

 Operating activities:
      Net income for the period                                          $   254,609      $   120,160
      Adjustments to reconcile net income to
                   net cash used in operating activities:
         Depreciation and amortization                                       169,755          155,903
         Provision for doubtful accounts                                       5,305          (54,794)
         Notes received for franchise sales                                 (454,278)        (354,212)
         Change in deferred tax asset                                        158,293           10,306
         Other adjustments                                                     2,558              (52)
      Changes in assets and liabilities:
         Accounts and interest receivable                                   (132,960)         (72,547)
         Net change in receivables / payables to related parties              36,068           (2,903)
         Inventories                                                           2,300          (35,749)
         Prepaid expenses                                                    (60,168)        (113,432)
         Accounts payable and accrued liabilities                            464,118          140,114
         Litigation reserves                                                (579,503)              --
         Deferred franchise sales revenue                                    (31,728)        (114,300)
         Other                                                                (2,679)          19,812
                                                                         -----------      -----------
   Net cash used in operating activities                                    (168,311)        (301,694)
                                                                         -----------      -----------

 Investing activities:
     Collections of notes receivable                                         251,840          575,981
     Purchases of property and equipment                                     (73,279)        (138,023)
     Purchases of franchise rights                                                --         (586,564)
     Acquisition of other assets                                             (14,979)          (3,007)
     Sale of marketable securities                                           573,925               --
     Purchase of marketable securities                                            --         (192,688)
     Increase (decrease) in unrealized gain on marketable securities         (38,210)          57,856
     Collections on notes receivable from related parties                     35,578           35,851
                                                                         -----------      -----------
   Net cash provided by (used in) investing activities                       734,875         (250,594)
                                                                         -----------      -----------

 Financing activities:
     Purchases of treasury stock                                            (182,392)              --
     Proceeds from borrowings                                                     --           62,465
     Payments on borrowings                                                 (164,301)         (37,842)
                                                                         -----------      -----------
   Net cash provided by (used in) financing activities                      (346,693)          24,623
                                                                         -----------      -----------

 Net increase (decrease) in cash and cash equivalents                        219,872         (527,664)
 Cash and cash equivalents, beginning of period                              498,199        1,568,187
                                                                         -----------      -----------

 Cash and cash equivalents, end of period                                $   718,071      $ 1,040,523
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

B.       INTERIM DISCLOSURES

The information as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

C.       RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the presentation used in the 1999 condensed consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.


NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.


NOTE 4.   BUSINESS ACQUISITION

In July 1998, the Company acquired substantially all of the assets associated with the Glass Doctor franchise concept. Glass Doctor is a national franchisor of service centers whose business is the replacement of automobile, residential and commercial glass. The acquisition was accounted for as a purchase, and accordingly, the operating results of Glass Doctor have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

The unaudited pro forma information for the three months ended March 31, 1998, which is set forth below, gives effect to the acquisition as if it had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the transaction been consummated at the beginning of the period presented nor does the information purport to be indicative of future results.


Revenues                                     $4,355,470
                                             ==========
Net Income (Loss)                            $  (29,445)
                                             ==========
Basic Earnings Per Share                     $      .00
                                             ==========
Diluted Earnings Per Share                   $      .00
                                             ==========


NOTE 7.   COMMON STOCK

In September 1998, the Company authorized the repurchase of up to 100,000 of the Company's common stock in the open market or in private transactions and subsequently increased that amount to 270,000 shares. As of May 10, 1999, the Company had repurchased 210,510 shares at an average purchase price of $1.94. Of such shares 100,750 have been purchased in 1999.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 2.0 to 1 at March 31, 1999 as compared to 1.9 to 1 at December 31, 1998. The Company had working capital of approximately $3.0 million at March 31, 1999 as compared to approximately $2.9 million at December 31, 1998. For the remainder of fiscal 1999, management expects to fund working capital requirements primarily through operating cash flow. At March 31, 1999, the Company had cash and cash equivalents of approximately $700,000, and marketable securities of approximately $1.4 million.

Cash used in operating activities decreased from $302,000 for the first quarter of 1998 to $168,000 for the same period in 1999, primarily due to an increase of $134,000 in net income. Also included in operating activities was cash used for payments against litigation reserves of $579,000, which was offset by cash generated from an increase in accounts payable and accrued liabilities of $464,000 and from a decrease in the deferred tax asset of $158,000. In the first quarter of 1998, the Company used $251,000 in cash for investing activities, primarily for the purchase of Canadian franchise rights for $587,000, net purchases of marketable securities of $193,000 and purchases of property and equipment of $138,000, partially offset by collections on notes receivable of $611,000. In the first quarter of 1999, the Company generated $735,000 in cash from investing activities, primarily from proceeds from the sale of marketable securities of $574,000 and collections of notes receivable of $287,000, partially offset by purchases of property and equipment of $73,000. The Company generated $25,000 in cash from financing activities in the first quarter of 1998 from borrowings net of payments on borrowings. In the first quarter of 1999, the Company used $347,000 in cash for financing activities for payments on borrowings of $164,000 and for purchases of treasury stock of $182,000.

The Company is not aware of any trend or event which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

In July 1998, the Company sold two of its franchising businesses - General Business Services ("GBS") and E.K. Williams & Co. ("EKW"). In addition, in the first quarter of 1998, the Company repurchased Canadian franchise rights for its Mr. Rooter, Mr. Electric and Rainbow International franchise concepts. Also in July 1998, the Company purchased the Glass Doctor franchise concept.

Total revenues for the quarter decreased by $611,000 (15.0%) to $3,462,000 in 1999 from $4,073,000 in 1998. This decrease is due primarily to a decrease in tax services of $419,000 and a decrease in the sale of products and services of $293,000. Both such decreases were due to the absence of GBS and EKW in 1999. Other changes in revenues included an increase of $138,000 in royalties, an increase of $157,000 in franchise fees and a decrease of $157,000 in other revenues.

Royalty revenues from each of the Company's franchise concepts increased as follows:

         Mr. Rooter                  $74,000            (9%)
         Aire Serv                   $64,000          (239%)
         Mr. Electric                $41,000           (43%)
         Rainbow                     $34,000            (8%)
         Mr. Appliance               $11,000           (83%)

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

In addition, the Company recorded royalty revenues from the newly acquired Canadian franchise rights of $68,000 and from Glass Doctor of $303,000. The above increases were partially offset by a decrease of $457,000 due to the absence of GBS and EKW in 1999.

The increase in franchise fee revenues was due to an increase in Aire Serv of $83,000 (119%), and to the sale of $324,000 in Glass Doctor franchises and $50,000 in Canadian franchises. Such increases were partially offset by decreases in franchise fee revenues from the following concepts: Mr. Rooter - $60,000 (41%); Mr. Electric - $110,000 (55%); Rainbow - $23,000 (32%); Mr.
Appliance - $19,000 (39%); and GBS - $88,000 (100%).

Other revenues decreased due to a gain on sale of securities in 1998 of $101,000 and due to a decrease in related party management fees resulting from a reduction in the number of entities for which work was performed.

General and administrative expenses decreased by $405,000 (13.9%), due to the sale of GBS and EKW, and due to actions taken by management during the third and fourth quarters of 1998 which served to increase operational efficiency. Such efficiencies were achieved primarily by a reduction in the number of employees and related expenses.

Due to the decline in product and service sales, costs associated with such sales decreased by $183,000 (33.9%).

There was no cost of tax services in 1999 due to the absence of GBS.

Depreciation and amortization increased by $16,000 (10.5%) due to amortization of Canadian franchise rights and goodwill associated with Glass Doctor, partially offset by reductions resulting from the sale of GBS and EKW.

Interest expense increased by $15,000 due to a note payable related to the purchase of Glass Doctor, partially offset by reductions in other notes payable.

The Company reported net income of $255,000 for the quarter ended March 31, 1999 as compared to net income of $120,000 for the same period in 1998.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company operates in 17 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. During the remainder of 1999, the Company may sell additional master licenses which could result in lump sum payments from the master licensees to the Company.

YEAR 2000 COMPLIANCE

The Company initiated a program in 1996 to assess its internal information technology systems in order to upgrade those systems for the next stage of the Company's growth and to make them Year 2000 compliant. The Company expects this program to be completed by the third quarter of 1999.

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

In 1998, the Company performed an inventory of all of its personal computers, workstations and related software for Year 2000 compliance. The Company formulated a replacement schedule for all non-compliant personal computers and software, which the Company expects to complete by the third quarter of 1999. Also in 1998, the Company determined that its telephone switch (PBX) software and its voice mail system software are not Year 2000 compliant. The Company plans to replace such software by the third quarter of 1999 with Year 2000 compliant systems.

Also in 1998, the Company purchased a software application from Pivotal Software, Inc. called Relationship99, an information management program which facilitates and enhances all aspects of the Company's operations and integrates with the Company's accounting software, data bases and other applications. While this software is Year 2000 compliant, it was not purchased specifically to meet the Company's Year 2000 compliance requirements.

To date, the Company has relied on representations from suppliers that its information technology systems are Year 2000 compliant. The Company plans to test its systems for Year 2000 compliance during the second and third quarters of 1999.

Aside from the Company's telephone system, the Company's other non-information technology systems (i.e. embedded systems contained in the Company's buildings, plant, equipment and other infrastructure) do not significantly impact regular operations of the Company.

Fees from franchisees constitute the Company's principle source of revenue. The Company is currently assessing the information technology and non-information technology systems used by its franchisees. The Company is also continuing to identify third party vendors and service providers whose non-compliant systems could have an impact on the Company and assessing their compliance status. The Company expects that these assessments will be completed by the end of the second quarter of 1999.

The Company expects its total cost to address the Year 2000 issue to be approximately $250,000, of which approximately $100,000 has been expended through April 1999. The Company expects to incur the balance of such costs to complete the compliance plan in 1999. The balance of such costs is expected to be funded through operating cash flows. The Company has been expensing or capitalizing the costs to complete the compliance plan in accordance with appropriate accounting principles. The above described costs do not include $250,000 for the Pivotal Relationship99 system.

Management does not expect the Year 2000 issue to pose significant operational or financial problems for the Company. This expectation is based on the progress the Company has made in upgrading internal information systems and the fact that it is a service business that does not depend heavily on machinery that might have embedded technology nor on suppliers of goods for resale. In addition, the Company's franchisees are in service businesses. Nevertheless, the Year 2000 issue could have a material impact on the Company's operations and financial condition in the future in the event the Company or its key suppliers, such as banks, public utilities or telecommunications services, or a significant number of the Company's franchisees, are unable to resolve the Year 2000 issue in a timely manner; or if the Company becomes the subject of litigation or other proceedings regarding any Year 2000-related events. The amount of potential loss cannot be reasonably estimated at this time.

The Company has not developed contingency plans as of this date. As the Year 2000 compliance program proceeds, contingency plans will be prepared, updated and implemented as necessary to address the risks identified, including a plan for a yet to be determined worst case scenario. No contingency plans are being developed for the availability of key public services and utilities.

FORWARD-LOOKING STATEMENTS

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, general business conditions, the impact of competition, taxes, inflation, and governmental regulations.

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

         (c)  NONE


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




Date: May 12, 1999                    The Dwyer Group, Inc.


                                      By: /s/ Thomas Buckley
                                          -------------------------------------
                                              Thomas Buckley
                                              Vice President and Chief Financial
                                              Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

  27                      Financial Data Schedule