Form 10QSB
period 1999-06-30
DWYER GROUP INC
filed 1999-08-16
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________



COMMISSION FILE NUMBER.......................................0-15227



                              THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          Delaware                                        73-0941783
-------------------------------             ------------------------------------
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
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes       No   X
                                                               ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



          Class                                     Outstanding at July 30, 1999
----------------------------                        ----------------------------
Common stock, $.10 par value                                 6,842,210



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No  X
                                                                    ---    ---

                              THE DWYER GROUP, INC.

                                      INDEX




PART I  -  FINANCIAL INFORMATION                                                                              PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                and December 31, 1998.............................................................................3

                Consolidated Statements of Income for the Three Months Ended
                June 30, 1999 and 1998 (unaudited)................................................................4

                Consolidated Statements of Income for the Six Months Ended
                June 30, 1999 and 1998 (unaudited)................................................................5

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 1999 and 1998 (unaudited)..........................................................6

                Notes to Condensed Consolidated Financial Statements............................................7-8

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................................9-12


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................13

     Item 2.    Changes in Securities............................................................................13

     Item 3.    Defaults Upon Senior Securities..................................................................13

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................13

     Item 5.    Other Information................................................................................13

     Item 6.    Exhibits and Reports on Form 8-K.................................................................13

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,        DECEMBER 31,
          ASSETS                                                              1999              1998
                                                                          ------------      ------------
                                                                           (Unaudited)
Current assets:
       Cash and cash equivalents                                          $  1,123,308      $    498,199
       Marketable securities, available-for-sale                             1,266,941         1,973,761
       Trade accounts receivable, net of allowance for doubtful
             accounts of $232,891 and $175,036, respectively                   742,177           684,955
       Accounts receivable from related parties                                835,830           766,623
       Accrued interest receivable, including amounts due from
             related parties of $172,536 and $149,643, respectively            202,942           199,953
       Trade notes receivable, current portion                               1,271,542         1,085,810
       Inventories                                                              50,368            46,013
       Prepaid expenses                                                        186,904           164,937
       Notes receivable from related parties, current portion                  676,567           660,300
                                                                          ------------      ------------
          Total current assets                                               6,356,579         6,080,551

Property and equipment, net                                                  1,103,653         1,103,862
Notes and accounts receivable from related parties                             372,562           460,558
Assets held for sale                                                                --           141,575
Trade notes receivable, net of allowance for doubtful notes of
       $862,393 and $941,472, respectively                                   3,508,298         3,034,485
Goodwill, net                                                                5,511,697         5,599,553
Purchased franchise rights, net                                              1,105,954           938,823
Covenant not to compete, net                                                    81,665            91,665
Net deferred tax asset                                                         788,639           867,773
Other assets                                                                   408,729           398,455
                                                                          ------------      ------------

TOTAL ASSETS                                                              $ 19,237,776      $ 18,717,300
                                                                          ============      ============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                            $    804,649      $    326,464
       Accounts payable to related parties                                      10,061            13,723
       Accrued liabilities                                                   1,808,587         1,166,439
       Litigation reserves                                                     497,314         1,103,211
       Current portion of notes payable and capital lease obligations          667,382           534,767
                                                                          ------------      ------------
          Total current liabilities                                          3,787,993         3,144,604

Long-term debt, less current portion                                         1,365,595         1,799,821
Deferred franchise sales revenue                                             1,083,898         1,155,746

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                              --                --
       Common stock                                                            722,859           722,859
       Additional paid-in capital                                            9,653,691         9,653,691
       Retained earnings                                                     3,291,664         2,596,872
       Accumulated other comprehensive income                                  (22,533)          (61,657)
       Treasury stock, at cost                                                (645,391)         (294,636)
                                                                          ------------      ------------
          Total stockholders' equity                                        13,000,290        12,617,129
                                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 19,237,776      $ 18,717,300
                                                                          ============      ============


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,
                                                    1999              1998
                                                 -----------      -----------
REVENUES:
     Royalties                                   $ 2,453,799      $ 2,438,513
     Franchise fees                                1,173,590          421,027
     Sales of products and services                  311,493          490,672
     Tax services                                         --          240,249
     Interest                                        101,305          135,509
     Other                                           133,788          204,752
                                                 -----------      -----------
        TOTAL REVENUES                             4,173,975        3,930,722

COSTS AND EXPENSES:
     General, administrative and selling           3,014,513        3,217,869
     Costs of product and service sales              261,634          478,154
     Cost of tax services                                 --          214,759
     Depreciation and amortization                   196,650          186,087
     Interest                                         22,362           21,229
                                                 -----------      -----------
        TOTAL COSTS AND EXPENSES                   3,495,159        4,118,098

OPERATING INCOME (LOSS)                              678,816         (187,376)
                                                 -----------      -----------

NON-OPERATING INCOME:
     Gain on sale of securities                           --          216,346
                                                 -----------      -----------
        TOTAL NON-OPERATING INCOME                        --          216,346
                                                 -----------      -----------

Income before income taxes                           678,816           28,970
Income taxes                                        (238,634)          (9,059)
                                                 -----------      -----------

NET INCOME                                       $   440,182      $    19,911
                                                 ===========      ===========


EARNINGS PER SHARE - BASIC                       $      0.06      $      0.00
                                                 ===========      ===========

EARNINGS PER SHARE - DILUTED                     $      0.06      $      0.00
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                     6,883,531        6,775,427
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                    7,029,425        7,037,791
                                                 ===========      ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                    1999              1998
                                                 -----------      -----------
REVENUES:
     Royalties                                   $ 4,445,238      $ 4,292,376
     Franchise fees                                1,952,424        1,042,506
     Sales of products and services                  742,656        1,215,001
     Tax services                                         --          659,369
     Interest                                        231,014          302,128
     Other                                           264,443          390,905
                                                 -----------      -----------
        TOTAL REVENUES                             7,635,776        7,902,285

COSTS AND EXPENSES:
     General, administrative and selling           5,524,363        6,132,480
     Costs of product and service sales              618,228        1,017,466
     Cost of tax services                                 --          483,071
     Depreciation and amortization                   366,405          339,705
     Interest                                         51,895           35,862
                                                 -----------      -----------
        TOTAL COSTS AND EXPENSES                   6,560,891        8,008,584

OPERATING INCOME (LOSS)                            1,074,885         (106,299)
                                                 -----------      -----------

NON-OPERATING INCOME:
     Gain on sale of securities                           --          317,374
                                                 -----------      -----------
        TOTAL NON-OPERATING INCOME                        --          317,374
                                                 -----------      -----------

Income before income taxes                         1,074,885          211,075
Income taxes                                        (380,093)         (71,003)
                                                 -----------      -----------

NET INCOME                                       $   694,792      $   140,072
                                                 ===========      ===========


EARNINGS PER SHARE - BASIC                       $      0.10      $      0.02
                                                 ===========      ===========

EARNINGS PER SHARE - DILUTED                     $      0.10      $      0.02
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                     6,920,053        6,775,427
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
     DILUTIVE COMMON SHARES                        7,071,038        6,974,166
                                                 ===========      ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           ----------------------------
                                                                              1999              1998
                                                                           -----------      -----------
Operating activities:
     Net income for the period                                             $   694,792      $   140,072
     Adjustments to reconcile net income to
                  net cash provided by (used in) operating activities:
        Depreciation and amortization                                          366,405          341,991
        Provision for doubtful accounts                                        204,392          (15,022)
        Notes received for franchise sales                                  (1,254,854)        (533,370)
        Change in deferred tax asset                                            79,134          (19,180)
        Other adjustments                                                           --          (20,407)
    Changes in assets and liabilities:
        Accounts and interest receivable                                       (60,211)          24,031
        Net change in receivables / payables to related parties                (72,869)         (48,968)
        Inventories                                                             (4,355)         (27,441)
        Prepaid expenses                                                       (21,967)        (233,217)
        Accounts payable and accrued liabilities                             1,277,281          111,655
        Litigation reserves                                                   (605,897)              --
        Deferred franchise sales revenue                                       (52,469)        (131,887)
        Other                                                                   41,325           19,812
                                                                           -----------      -----------
  Net cash provided by (used in) operating activities                          590,707         (391,931)
                                                                           -----------      -----------

Investing activities:
    Collections of notes receivable                                            348,668          934,414
    Purchases of property and equipment                                       (155,289)        (358,402)
    Purchases of franchise rights                                             (210,788)        (586,564)
    Acquisition of other assets                                                (27,273)         (17,186)
    Sale of other assets                                                       141,575               --
    Sale of marketable securities                                              706,820          205,694
    Increase (decrease) in unrealized gain on marketable securities            (31,726)         (68,655)
    Collections on notes receivable from related parties                        71,729           74,665
                                                                           -----------      -----------
  Net cash provided by investing activities                                    843,716          183,966
                                                                           -----------      -----------

Financing activities:
    Purchases of treasury stock                                               (350,755)              --
    Proceeds from borrowings                                                        --           62,465
    Payments on borrowings                                                    (458,559)         (86,881)
                                                                           -----------      -----------
  Net cash used in financing activities                                       (809,314)         (24,416)
                                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents                           625,109         (232,381)
Cash and cash equivalents, beginning of period                                 498,199        1,568,187
                                                                           -----------      -----------

Cash and cash equivalents, end of period                                   $ 1,123,308      $ 1,335,806
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

B.       INTERIM DISCLOSURES

The information as of June 30, 1999 and for the three months ended June 30, 1999 and 1998 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

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

The unaudited pro forma information for the periods set forth below give effect to the acquisition as if it had occurred at the beginning of the respective period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the transaction been consummated at the beginning of the period presented nor does the information purport to be indicative of future results.

                                                 Three Months Ended    Six Months Ended
                                                    June 30, 1998       June 30, 1998
                                                 ------------------     -------------
         Revenues                                $        4,260,722     $   8,616,192
                                                 ==================     =============
         Net Income (Loss)                       $           46,196     $      16,751
                                                 ==================     =============
         Basic Earnings Per Share                $              .01     $         .00
                                                 ==================     =============
         Diluted Earnings Per Share              $              .01     $         .00
                                                 ==================     =============


NOTE 5.   COMMON STOCK

In September 1998, the Company authorized the repurchase of up to 100,000 of the Company's common stock in the open market or in private transactions and subsequently increased that amount to 350,000 shares. As of July 30, 1999, the Company had repurchased 270,550 shares at an average purchase price of $1.95. Of such shares 158,650 have been purchased in 1999.


NOTE 6.   COMPREHENSIVE INCOME

The Company's comprehensive income was as follows:

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                     June 30,
                                                                 -----------------------      ------------------------
                                                                   1999          1998           1999            1998
                                                                 ---------     ---------      ---------      ---------
Net income                                                       $ 440,182     $  19,911      $ 694,792      $ 140,072
Other comprehensive income (loss):
  Increase (decrease) in unrealized gains on securities              6,464      (126,511)       (31,746)       (68,655)
  Foreign currency translation adjustments                          42,530            --         70,870             --
                                                                 ---------     ---------      ---------      ---------

Net other comprehensive income (loss)                               48,994      (126,511)        39,124        (68,655)
                                                                 ---------     ---------      ---------      ---------

Total comprehensive income (loss)                                $ 489,176     $(106,600)     $ 733,916      $  71,417
                                                                 =========     =========      =========      =========

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.7 to 1 at June 30, 1999 as compared to 1.9 to 1 at December 31, 1998. The Company had working capital of approximately $2.6 million at June 30, 1999 as compared to approximately $2.9 million at December 31, 1998. For the remainder of fiscal 1999, management expects to fund working capital requirements primarily through operating cash flow. At June 30, 1999, the Company had cash and cash equivalents of approximately $1.1 million, and marketable securities of approximately $1.3 million.

Net cash provided by operating activities equaled $591,000 for the six months ended June 30, 1999. Cash was generated by net income of $695,000 plus depreciation and amortization of $366,000 and a provision for doubtful accounts of $204,000. Cash was also provided by an increase in accounts payable and accrued liabilities of $1,277,000. The above was partially offset by $606,000 in cash used to reduce litigation reserves and $1,255,000 in notes received for franchise sales. Cash of $844,000 was provided by investing activities primarily from the sale of marketable securities of $707,000, the sale of other assets of $142,000 and collections on notes receivable of $349,000, partially offset by purchases of property and equipment of $155,000 and purchases of franchise rights of $211,000. Cash of $809,000 was used in financing activities, $351,000 for the purchase of treasury stock and $459,000 for payments on borrowings.

The Company is not aware of any trend or event which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the six months ended June 30, 1999, compared to the six months ended June 30, 1998.

In July 1998, the Company sold two of its franchising businesses - General Business Services ("GBS") and E.K. Williams & Co. ("EKW"). In addition, in the first quarter of 1998, the Company repurchased Canadian franchise rights for its Mr. Rooter, Mr. Electric and Rainbow International franchise concepts. Also in July 1998, the Company purchased the Glass Doctor franchise concept.

Total revenues for the period decreased by $266,000 (3.4%) to $7,636,000 from $7,902,000 in 1998. This decrease is due primarily to a decrease in tax services of $659,000 and a decrease in the sale of products and services of $472,000. Both such decreases were due to the absence of GBS and EKW in 1999. Interest revenues declined by $71,000 and other revenues decreased by $126,000. The above decreases were partially offset by an increase of $910,000 in franchise fees and an increase of $153,000 in royalties.

Royalties increased for each franchise concept included in both years. Such increases were as follows:

         Mr. Rooter...........     $204,000...........    12%
         Aire Serv............     $137,000...........   167%
         Rainbow..............     $111,000...........    11%
         Mr. Electric.........     $ 86,000...........    42%
         Mr. Appliance........     $ 22,000...........    72%

Royalties from Canadian operations increased by $64,000 and Glass Doctor added $633,000 in royalty revenues. The above increases were partially offset by a decrease of $1,104,000 due to the absence of GBS and EKW in 1999.

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

Franchise fee revenues also increased for each franchise concept included in both years. Such increases are as follows:

         Aire Serv.............  $260,000..........   177%
         Mr. Rooter............  $114,000..........    48%
         Mr. Electric..........  $ 62,000..........    22%
         Mr. Appliance.........  $ 16,000..........    34%
         Rainbow...............  $  3,000..........     2%

Canadian operations generated $67,000 in franchise fees with no comparable amount in 1998 and the Company recorded $573,000 in franchise fee revenues from Glass Doctor in 1999. The above increases were partially offset by a decrease of $185,000 due to the absence of GBS and EKW in 1999.

Interest revenues decreased by $71,000 (23.5%) due to less money being invested in interest bearing investments during 1999.

Other revenues decreased by $126,000 (32.4%) due to a decrease in related party management fees resulting from a reduction in the number of entities for which work was performed.

General and administrative expenses decreased by $608,000 (9.9%), due to the sale of GBS and EKW, and due to actions taken during the third and fourth quarters of 1998 which served to increase operational efficiency. Such efficiencies were achieved primarily by a reduction in the number of employees and related expenses.

Due to the decline in product and service sales, costs associated with such sales decreased by $399,000 (39.2%).

There were no tax services in 1999 due to the absence of GBS.

Depreciation and amortization expense increased by $27,000 (7.9%) due to amortization of Canadian franchise rights and goodwill associated with Glass Doctor, partially offset by reductions resulting from the sale of GBS and EKW.

Interest expense increased by $16,000 (44.7%) due to a note payable related to the purchase of Glass Doctor, partially offset by reductions in other notes payable.

The Company reported net income of $695,000 for the six months ended June 30, 1999 as compared to net income of $140,000 for the same period in 1998.

For the three months ended June 30, 1999, compared to the three months ended June 30, 1998.

Total revenues for the quarter increased by $243,000 (6.2%) to $4,174,000 in 1999 from $3,931,000 in 1998. This increase is due to an increase of $753,000 in franchise fees partially offset by a decrease in tax services of $240,000 and a decrease in the sale of products and services of $179,000. Both such decreases were due to the absence of GBS and EKW in 1999. Other changes in revenues included an increase of $15,000 in royalties, a decrease of $34,000 in interest fees and a decrease of $71,000 in other revenues.

Royalty revenues increased for each franchise concept included in both years. Such increases were as follows:

         Mr. Rooter.................   $129,000...........     14%
         Rainbow....................   $ 77,000...........     12%
         Aire Serv..................   $ 73,000...........    132%
         Mr. Electric...............   $ 45,000...........     41%
         Mr. Appliance..............   $ 11,000...........     64%

In addition, the Company recorded royalty revenues from Glass Doctor of $330,000. The above increases were partially offset by a decrease of $650,000 due to the absence of GBS and EKW in 1999.

Franchise fee revenues also increased for each franchise concept included in both years. Such increases are as follows:

         Aire Serv..................    $178,000...........      230%
         Mr. Rooter.................    $175,000...........      196%
         Mr. Electric...............    $172,000...........      210%
         Rainbow...................     $ 25,000............      34%

Mr. Appliance had $35,000 in franchise fees and had no such fees in the second quarter of 1998. In addition, Canadian operations generated $17,000 in franchise fees with no comparable amount in 1998. The Company also recorded $249,000 in franchise fee revenues from Glass Doctor in 1999. The above increases were partially offset by a decrease of $98,000 due to the absence of GBS and EKW in 1999.

Other revenues decreased due to a decrease in related party management fees resulting from a reduction in the number of entities for which work was performed.

General and administrative expenses decreased by $203,000 (6.3%), due to the sale of GBS and EKW, and due to actions taken by management during the third and fourth quarters of 1998 which served to increase operational efficiency. Such efficiencies were achieved primarily by a reduction in the number of employees and related expenses.

Due to the decline in product and service sales, costs associated with such sales decreased by $217,000 (45.3%).

There was no cost of tax services in 1999 due to the absence of GBS.

Depreciation and amortization increased by $11,000 (5.7%) due to amortization of Canadian franchise rights and goodwill associated with Glass Doctor, partially offset by reductions resulting from the sale of GBS and EKW.

The Company reported net income of $440,000 for the quarter ended June 30, 1999 as compared to net income of $20,000 for the same period in 1998.

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

To date, the Company has relied on representations from suppliers that its information technology systems are Year 2000 compliant. The Company plans to test its systems for Year 2000 compliance during the third quarter of 1999.

Aside from the Company's telephone system, the Company's other non-information technology systems (i.e. embedded systems contained in the Company's buildings, plant, equipment and other infrastructure) do not significantly impact regular operations of the Company.

Fees from franchisees constitute the Company's principle source of revenue. The Company is currently assessing the information technology and non-information technology systems used by its franchisees. The Company is also continuing to identify third party vendors and service providers whose non-compliant systems could have an impact on the Company and assessing their compliance status. The Company expects that these assessments will be completed by the end of the third quarter of 1999.

The Company expects its total cost to address the Year 2000 issue to be approximately $250,000, of which approximately $150,000 has been expended through July 1999. The Company expects to incur the balance of such costs to complete the compliance plan in 1999. The balance of such costs is expected to be funded through operating cash flows. The Company has been expensing or capitalizing the costs to complete the compliance plan in accordance with appropriate accounting principles. The above described costs do not include $250,000 for the Pivotal Relationship99 system.

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

         NONE

--------------------------------------------------------------------------------
ITEM 5 - OTHER INFORMATION
--------------------------------------------------------------------------------

         NONE

--------------------------------------------------------------------------------
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits:


                  10.63 Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock.

                  10.64 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.

                  10.65 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Mike Bidwell for 16,000 shares of the Company's Common Stock.

                  10.66 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.

                  10.67 Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Tom Buckley for 10,000 shares of the Company's Common Stock.

                  10.68 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Tom Buckley for 2,000 shares of the Company's Common Stock.

                  27       Financial Data Schedule

         (b)      Reports on 8-K

                  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




  Date:    July 30, 1999                     The Dwyer Group, Inc.


                                             By:  /s/ Thomas Buckley
                                                  -----------------------------
                                                      Thomas Buckley
                                                      Vice President and Chief
                                                      Financial Officer

                                 EXHIBIT INDEX

                 Exhibit
                   No.     Description
                  -----    -----------
                  10.63    Form of Stock Option Agreement dated April 29, 1999
                           by and between the Company and Don Latin for 5,000
                           shares of the Company's Common Stock.

                  10.64 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.

                  10.65 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Mike Bidwell for 16,000 shares of the Company's Common Stock.

                  10.66 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.

                  10.67    Form of Stock Option Agreement dated April 29, 1999
                           by and between the Company and Tom Buckley for 10,000 shares of the Company's Common Stock.

                  10.68 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Tom Buckley for 2,000 shares of the Company's Common Stock.

                  27       Financial Data Schedule