Form 10QSB
period 1999-09-30
DWYER GROUP INC
filed 1999-11-15
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________


COMMISSION FILE NUMBER.......................................0-15227



                              THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware                                                              73-0941783
-------------------------------                              -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at October 29, 1999
----------------------------                     -------------------------------
Common stock, $.10 par value                                           7,179,614


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                              THE DWYER GROUP, INC.
                                   FORM 10-QSB
                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                            PAGE NO.
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited)
             and December 31, 1998.............................................................3

             Consolidated Statements of Operations for the Three Months Ended
             September 30, 1999 and 1998 (unaudited)...........................................4

             Consolidated Statements of Operations for the Nine Months Ended
             September 30, 1999 and 1998 (unaudited)...........................................5

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998 (unaudited).....................................6

             Notes to Condensed Consolidated Financial Statements............................7-8

     Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................................9-12


PART II  -  OTHER INFORMATION

     Item 1. Legal Proceedings................................................................13

     Item 2. Changes in Securities............................................................13

     Item 3. Defaults Upon Senior Securities..................................................13

     Item 4. Submission of Matters to a Vote of Security Holders..............................13

     Item 5. Other Information................................................................13

     Item 6. Exhibits and Reports on Form 8-K.................................................13

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30,      DECEMBER 31,
                               ASSETS                                          1999               1998
                                                                           ------------       ------------
                                                                            (Unaudited)
Current assets:
       Cash and cash equivalents                                           $  1,134,197       $    498,199
       Marketable securities, available-for-sale                              1,277,725          1,973,761
       Trade accounts receivable, net of allowance for doubtful
             accounts of $226,586 and $175,036, respectively                    637,475            684,955
       Accounts receivable from related parties                               1,084,182            766,623
       Accrued interest receivable, including amounts due from
             related parties of $188,772 and $149,643, respectively             213,732            199,953
       Trade notes receivable, current portion                                1,298,805          1,085,810
       Inventories                                                               43,172             46,013
       Prepaid expenses                                                         397,855            164,937
       Notes receivable from related parties, current portion                   675,921            660,300
                                                                           ------------       ------------
          Total current assets                                                6,763,064          6,080,551

Property and equipment, net                                                   1,095,573          1,103,862
Notes and accounts receivable from related parties                              336,118            460,558
Assets held for sale                                                                 --            141,575
Trade notes receivable, net of allowance for doubtful notes of
             $810,577 and $941,472, respectively                              3,565,720          3,034,485
Goodwill, net                                                                 5,464,436          5,599,553
Purchased franchise rights, net                                               1,028,552            938,823
Covenant not to compete, net                                                     76,665             91,665
Net deferred tax asset                                                          598,639            867,773
Other assets                                                                    444,951            398,455
                                                                           ------------       ------------
TOTAL ASSETS                                                               $ 19,373,718       $ 18,717,300
                                                                           ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                             $    691,805       $    326,464
       Accounts payable to related parties                                       13,318             13,723
       Accrued liabilities                                                    1,551,727          1,166,439
       Litigation reserves                                                      438,676          1,103,211
       Current portion of notes payable and capital lease obligations           680,744            534,767
                                                                           ------------       ------------
          Total current liabilities                                           3,376,270          3,144,604

Long-term debt, less current portion                                          1,217,260          1,799,821
Deferred franchise sales revenue                                                883,636          1,155,746

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                               --                 --
       Common stock                                                             764,519            722,859
       Additional paid-in capital                                            10,173,855          9,653,691
       Retained earnings                                                      3,713,203          2,596,872
       Accumulated other comprehensive income                                   (56,818)           (61,657)
       Treasury stock, at cost                                                 (698,207)          (294,636)
                                                                           ------------       ------------
          Total stockholders' equity                                         13,896,552         12,617,129
                                                                           ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 19,373,718       $ 18,717,300
                                                                           ============       ============


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                     1999              1998
                                                  -----------       -----------
REVENUES:
     Royalties                                    $ 2,319,947       $ 1,978,640
     Franchise fees                                   957,654           418,254
     Sales of products and services                   362,513           333,128
     Tax services                                          --            13,865
     Interest                                         134,895           151,713
     Other                                            133,569           156,685
                                                  -----------       -----------
        TOTAL REVENUES                              3,908,578         3,052,284

COSTS AND EXPENSES:
     General, administrative and selling            2,720,845         4,443,231
     Costs of product and service sales               312,644           263,268
     Cost of tax services                                  --            11,009
     Depreciation and amortization                    208,727           195,461
     Interest                                          21,906            27,228
                                                  -----------       -----------
        TOTAL COSTS AND EXPENSES                    3,264,122         4,940,197

OPERATING INCOME (LOSS)                               644,456        (1,887,913)
                                                  -----------       -----------

NON-OPERATING INCOME:
     Gain on sale of assets                                --         1,445,563
     Gain on sale of securities                            --            14,034
                                                  -----------       -----------
        TOTAL NON-OPERATING INCOME                         --         1,459,597
                                                  -----------       -----------

Income (loss) before income taxes                     644,456          (428,316)
Income tax (expense) benefit                         (222,917)          140,143
                                                  -----------       -----------

NET INCOME (LOSS)                                 $   421,539       $  (288,173)
                                                  ===========       ===========

EARNINGS (LOSS) PER SHARE - BASIC                 $      0.06       $     (0.04)
                                                  ===========       ===========

EARNINGS (LOSS) PER SHARE - DILUTED               $      0.06       $     (0.04)
                                                  ===========       ===========

WEIGHTED AVERAGE COMMON SHARES                      6,940,494         7,025,427
                                                  ===========       ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                     7,238,614         7,131,575
                                                  ===========       ===========


See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  -------------------------------
                                                      1999               1998
                                                  ------------       ------------
REVENUES:
     Royalties                                    $  6,765,186       $  6,271,016
     Franchise fees                                  2,910,078          1,460,760
     Sales of products and services                  1,105,169          1,548,129
     Tax services                                           --            673,234
     Interest                                          365,909            453,841
     Other                                             398,012            547,590
                                                  ------------       ------------
        TOTAL REVENUES                              11,544,354         10,954,569

COSTS AND EXPENSES:
     General, administrative and selling             8,245,208         10,575,711
     Costs of product and service sales                930,872          1,280,734
     Cost of tax services                                   --            494,080
     Depreciation and amortization                     575,132            535,166
     Interest                                           73,801             63,090
                                                  ------------       ------------
        TOTAL COSTS AND EXPENSES                     9,825,013         12,948,781

OPERATING INCOME (LOSS)                              1,719,341         (1,994,212)
                                                  ------------       ------------

NON-OPERATING INCOME:
     Gain on sale of assets                                 --          1,445,563
     Gain on sale of securities                             --            331,408
                                                  ------------       ------------
        TOTAL NON-OPERATING INCOME                          --          1,776,971
                                                  ------------       ------------

Income (loss) before income taxes                    1,719,341           (217,241)
Income tax (expense) benefit                          (603,010)            69,140
                                                  ------------       ------------

NET INCOME (LOSS)                                 $  1,116,331       $   (148,101)
                                                  ============       ============

EARNINGS (LOSS) PER SHARE - BASIC                 $       0.16       $      (0.02)
                                                  ============       ============

EARNINGS (LOSS) PER SHARE - DILUTED               $       0.16       $      (0.02)
                                                  ============       ============

WEIGHTED AVERAGE COMMON SHARES                       6,924,096          6,859,676
                                                  ============       ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                      7,123,264          7,027,551
                                                  ============       ============


See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            -----------------------------
                                                                               1999              1998
                                                                            -----------       -----------
Operating activities:
     Net income (loss) for the period                                       $ 1,116,331       $  (148,101)
     Adjustments to reconcile net income (loss) to
                  net cash provided by (used in) operating activities:
        Depreciation and amortization                                           575,132           535,166
        Gain on sale of assets                                                       --        (1,445,562)
        Provision for doubtful accounts                                         132,882           210,779
        Notes received for franchise sales                                   (1,842,534)         (812,814)
        Change in deferred tax asset                                            269,134          (170,950)
        Other adjustments                                                            --            16,879
    Changes in assets and liabilities:
        Accounts and interest receivable                                         33,701            75,219
        Net change in receivables / payables to related parties                (317,964)         (150,328)
        Inventories                                                               2,841           (23,908)
        Prepaid expenses                                                       (232,918)          (86,384)
        Accounts payable and accrued liabilities                                924,018           731,913
        Litigation reserves                                                    (664,535)               --
        Deferred franchise sales revenue                                        216,469          (183,330)
        Other                                                                     6,650           115,698
                                                                            -----------       -----------
  Net cash provided by (used in) operating activities                           219,207        (1,335,723)
                                                                            -----------       -----------

Investing activities:
    Collections of notes receivable                                             476,477         1,098,236
    Proceeds from sale of assets                                                141,575         3,609,793
    Acquisition of business                                                          --        (3,225,000)
    Purchases of property and equipment                                        (242,945)         (420,899)
    Purchases of franchise rights                                              (210,788)         (586,564)
    Acquisition of other assets                                                 (68,917)          (49,710)
    Sale of marketable securities                                               809,759                --
    Purchase of marketable securities                                          (113,723)         (350,544)
    Increase (decrease) in unrealized gain on marketable securities             (31,746)          (27,191)
    Collections on notes receivable from related parties                        108,819           115,069
                                                                            -----------       -----------
  Net cash provided by investing activities                                     868,511           163,190
                                                                            -----------       -----------

Financing activities:
    Purchases of treasury stock                                                (403,571)               --
    Proceeds from exercise of stock options                                     561,824                --
    Proceeds from borrowings                                                         --            62,465
    Payments on borrowings                                                     (609,973)         (131,532)
                                                                            -----------       -----------
  Net cash used in financing activities                                        (451,720)          (69,067)
                                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents                            635,998        (1,241,600)
Cash and cash equivalents, beginning of period                                  498,199         1,568,187
                                                                            -----------       -----------

Cash and cash equivalents, end of period                                    $ 1,134,197       $   326,587
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

     o Synergistic International, Inc., is franchisor of "Glass Doctor (R)", a service concept whose business is the replacement of automobile, residential and commercial glass.

     o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits national account customers who can call a toll-free phone number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors.

     o The Dwyer Group Canada, Inc. ("TDG Canada") markets and services certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv.

NOTE 2. BASIS OF PRESENTATION

A.   PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

B.   INTERIM DISCLOSURES

The information as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

C.   RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the presentation used in the 1999 consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.

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

                                                Three Months Ended    Nine Months Ended
                                                September 30, 1998    September 30, 1998
                                                ------------------    ------------------
          Revenues                                  $3,132,284           $11,748,476
                                                    ==========           ===========
          Net Income (Loss)                         $ (267,292)          $  (250,541)
                                                    ==========           ===========
          Basic Earnings (Loss) Per Share           $     (.04)          $      (.03)
                                                    ==========           ===========
          Diluted Earnings (Loss) Per Share         $     (.04)          $      (.03)
                                                    ==========           ===========

NOTE 5. COMMON STOCK

In September 1998, the Company authorized the repurchase of up to 100,000 of its common stock in the open market or in private transactions and subsequently increased that amount to 550,000 shares. As of October 29, 1999, the Company had repurchased 355,446 shares at an average purchase price of $2.02. Of such shares 246,046 have been purchased in 1999.

In September 1999, the Company issued 416,600 shares of its common stock pursuant to the exercise of stock options by related parties. The Company received total proceeds of $561,824 in the transactions.

NOTE 6. COMPREHENSIVE INCOME

The Company's comprehensive income was as follows:

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                             -----------------------------       -----------------------------
                                                                 1999              1998              1999              1998
                                                             -----------       -----------       -----------       -----------
Net income (loss)                                            $   421,539       $  (288,173)      $ 1,116,331       $  (148,101)
Other comprehensive income (loss):
  Increase (decrease) in unrealized gains on securities               --            41,464           (31,746)          (27,191)
  Foreign currency translation adjustments                       (34,285)               --           (36,585)               --
                                                             -----------       -----------       -----------       -----------

Net other comprehensive income (loss)                            (34,285)           41,464           (68,331)          (27,191)
                                                             -----------       -----------       -----------       -----------

Total comprehensive income (loss)                            $   387,254       $  (246,709)      $ 1,048,000       $  (175,292)
                                                             ===========       ===========       ===========       ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 2.0 to 1 at September 30, 1999 as compared to 1.9 to 1 at December 31, 1998. The Company had working capital of approximately $3.4 million at September 30, 1999 as compared to approximately $2.9 million at December 31, 1998. For the remainder of fiscal 1999, management expects to fund working capital requirements primarily through operating cash flow. At September 30, 1999, the Company had cash and cash equivalents of approximately $1.1 million, and marketable securities of approximately $1.3 million.

Net cash provided by operating activities equaled $219,000 for the nine months ended September 30, 1999. Cash was generated by net income of $1,116,000 plus depreciation and amortization of $575,000 and a provision for doubtful accounts of $133,000. Cash was also provided by an increase in accounts payable and accrued liabilities of $924,000. The above was partially offset by $665,000 in cash used to reduce litigation reserves and $1,843,000 in notes received for franchise sales. Cash of $869,000 was provided by investing activities primarily from the net sale of marketable securities of $696,000, the sale of assets of $142,000 and collections on notes receivable of $585,000, partially offset by purchases of property and equipment of $243,000 and purchases of franchise rights of $211,000. Cash of $452,000 was used in financing activities, $404,000 was used for the purchase of treasury stock and $610,000 for payments on borrowings, partially offset by $562,000 in proceeds from the exercise of stock options.

The Company is not aware of any trend or event which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998.

In July 1998, the Company sold two of its franchising businesses - General Business Services ("GBS") and E.K. Williams & Co. ("EKW"). In addition, in the first quarter of 1998, the Company repurchased Canadian franchise rights for its Mr. Rooter, Mr. Electric and Rainbow International franchise concepts. Also in July 1998, the Company purchased the Glass Doctor franchise concept.

Total revenues for the period increased by $590,000 (5.4%) to $11,544,000 from $10,955,000 in 1998. This increase is due primarily to an increase in royalty revenues of $494,000 and an increase in franchise fee revenues of $1,449,000 partially offset by a decrease in tax services of $673,000 and a decrease in the sale of products and services of $443,000. The decrease in tax service and sale of product and service revenues was due to the absence of GBS and EKW in 1999. Interest revenues declined by $88,000 and other revenues decreased by $150,000.

Royalties increased for each franchise concept included for the full period in both years. Such increases were as follows:

         Mr. Rooter...........  $299,000             12%
         Rainbow..............  $207,000             13%
         Aire Serv............  $179,000            105%
         Mr. Electric.........  $135,000             39%
         Mr. Appliance........  $ 32,000             67%

Royalties from Canadian operations increased by $75,000 and Glass Doctor's royalties increased by $746,000. The above increases were partially offset by a decrease of $1,179,000 due to the absence of GBS and EKW in 1999.

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

Franchise fee revenues also increased for each franchise concept included in both years. Such increases are as follows:

         Mr. Rooter..............  $419,000          131%
         Mr. Electric............  $236,000           58%
         Aire Serv...............  $167,000           52%
         Mr. Appliance...........  $ 45,000           70%
         Rainbow.................  $ 27,000           17%

Canadian operations generated $67,000 in franchise fees with no comparable amount in 1998, and the Company recorded $671,000 in franchise fee revenues from Glass Doctor in 1999. The above increases were partially offset by a decrease of $183,000 due to the absence of GBS and EKW in 1999.

Interest revenues decreased by $88,000 (19.4%) due to less money being invested in interest bearing securities during 1999.

Other revenues decreased by $150,000 (27.3%) due to a decrease in related party management fees resulting from a reduction in the number of entities for which work was performed.

General and administrative expenses decreased by $2,331,000 (22.0%), partly due to the sale of GBS and EKW, and partly due to actions taken during the third and fourth quarters of 1998 which served to reduce expenses. Such expense cuts were achieved primarily by a reduction in the number of employees and related expenses. In addition, in the third quarter of 1998, the Company recorded litigation reserves of approximately $730,000, and experienced an increase in its bad debt allowance of approximately $200,000 and an increase in its reserve for guaranteed franchisee notes to unrelated third parties of approximately $230,000.

As a result of the decline in product and service sales, costs associated with such sales decreased by $350,000 (27.3%).

There were no tax services in 1999 due to the absence of GBS.

Depreciation and amortization expense increased by $40,000 (7.5%) due to amortization of Canadian franchise rights and goodwill associated with Glass Doctor, partially offset by reductions resulting from the sale of GBS and EKW.

Interest expense increased by $11,000 (17.0%) due to a note payable related to the purchase of Glass Doctor, partially offset by reductions in other notes payable.

The Company reported net income of $1,116,000 for the nine months ended September 30, 1999 as compared to a net loss of $148,000 for the same period in 1998.

For the three months ended September 30, 1999, compared to the three months ended September 30, 1998.

Total revenues for the quarter increased by $856,000 (28.1%) to $3,909,000 in 1999 from $3,052,000 in 1998. This increase is due primarily to an increase of $341,000 in royalties and an increase of $539,000 in franchise fees. Other changes in revenues included a decrease of $14,000 in tax services, an increase of $29,000 in the sale of products and services, a decrease of $17,000 in interest and a decrease of $23,000 in other revenues.

Royalty revenues increased for each franchise concept included for the full quarter in both years. Such increases were as follows:

         Rainbow................   $96,000          17%
         Mr. Rooter.............   $95,000          12%
         Mr. Electric...........   $49,000          35%
         Aire Serv..............   $43,000          48%
         Mr. Appliance..........   $10,000          58%

Royalties from Canadian operations increased by $12,000 and Glass Doctor's royalties increased by $112,000. The above increases were partially offset by a decrease of $76,000 due to the absence of GBS and EKW in 1999. Franchise fee revenues also increased for the below listed franchise concepts, each of which was included for the full quarter in both years. Such increases are as follows:

         Mr. Rooter.............   $305,000         367%
         Mr. Electric...........   $174,000         139%
         Mr. Appliance..........   $ 29,000         172%
         Rainbow................   $ 25,000         137%

The Company also recorded $98,000 in franchise fee revenues from Glass Doctor in 1999 with no comparable revenues in 1998. The above noted increases were partially offset by a decrease of $92,000 (53%) in franchise fee revenues from Aire Serv.

Sales of products and services increased by $29,000 (8.8%) due to the growth of the Company's National Accounts program.

There were no tax services in 1999 due to the absence of GBS.

Interest revenues decreased due to less money being invested in interest bearing securities during 1999.

Other revenues decreased due to a decrease in related party management fees resulting from a reduction in the number of entities for which work was performed.

General and administrative expenses decreased by $1,722,000 (38.8%), partly due to the sale of GBS and EKW, and partly due to actions taken by management during the third and fourth quarters of 1998 which served to reduce expenses. Such expense cuts were achieved primarily by a reduction in the number of employees and related expenses. In addition, in the third quarter of 1998, the Company recorded litigation reserves of approximately $730,000, and experienced an increase in its bad debt allowance of approximately $200,000 and an increase in its reserve for guaranteed franchisee notes to unrelated third parties of approximately $230,000.

Due to the increase in product and service sales, costs associated with such sales increased by $49,000 (18.8%).

There was no cost of tax services in 1999 due to the absence of GBS.

Depreciation and amortization increased by $13,000 (6.8%) due to amortization of Canadian franchise rights and goodwill associated with Glass Doctor.

The Company reported net income of $422,000 for the quarter ended September 30, 1999 as compared to a net loss of $288,000 for the same period in 1998.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company operates in 16 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. The Company may sell additional master licenses which could result in lump sum payments from the master licensees to the Company.

YEAR 2000 COMPLIANCE

The Company initiated a program in 1996 to assess its internal information technology systems in order to upgrade those systems for the next stage of the Company's growth and to make them Year 2000 compliant. The Company expects this program to be completed by year end.

In 1996, the Company determined that its accounting system was not Year 2000 compliant and that the Company's servers also required upgrading in order to be Year 2000 compliant.

During 1996 and 1997, the Company purchased new Year 2000 compliant accounting software, servers, network operating systems and software applications. All of the new equipment and software has been installed and implemented, except that the module of the accounting package that is used to process royalty payments from the franchisees is in the testing phase. Implementation of the royalty module is scheduled to be complete by year end.

In 1998, the Company performed an inventory of all of its personal computers, workstations and related software for Year 2000 compliance. The Company has now replaced all non-compliant personal computers and software. Also in 1998, the Company determined that its telephone switch (PBX) software and its voice mail system software are not Year 2000 compliant. The Company will replace such software by year end with Year 2000 compliant systems.

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

To date, the Company has relied on representations from suppliers that its information technology systems are Year 2000 compliant. The Company plans to test its systems for Year 2000 compliance during the fourth quarter of 1999.

Aside from the Company's telephone system, the Company's other non-information technology systems (i.e. embedded systems contained in the Company's buildings, plant, equipment and other infrastructure) do not significantly impact regular operations of the Company.

Fees from franchisees constitute the Company's principle source of revenue. The Company is currently assessing the information technology and non-information technology systems used by its franchisees. The Company is also continuing to identify third party vendors and service providers whose non-compliant systems could have an impact on the Company and assessing their compliance status. The Company expects that these assessments will be completed by year end.

The Company expects its total cost to address the Year 2000 issue to be approximately $250,000, of which approximately $200,000 has been expended through October 1999. The Company expects to incur the balance of such costs to complete the compliance plan in 1999. The balance of such costs is expected to be funded through operating cash flows. The Company has been expensing or capitalizing the costs to complete the compliance plan in accordance with appropriate accounting principles. The above described costs do not include $250,000 for the Pivotal Relationship99 system.

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

FORWARD-LOOKING STATEMENTS

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, general business conditions, the impact of competition, taxes, inflation, governmental regulations, and Year 2000 related issues.

                                     PART II
                                OTHER INFORMATION

THE DWYER GROUP, INC. AND SUBSIDIARIES

ITEM 1 - LEGAL PROCEEDINGS

         NONE

ITEM 2 - CHANGES IN SECURITIES

         (a)  NONE

         (b)  Not applicable.

         (c)  NONE

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




Date: November 15, 1999           The Dwyer Group, Inc.


                                  By: /s/ Thomas Buckley
                                      ------------------------------------------
                                      Thomas Buckley
                                      Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule