Form 10KSB
period 1999-12-31
DWYER GROUP INC
filed 2000-03-29
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1999

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


                         1010 N. University Parks Drive
                                Waco, Texas 76707
                                -----------------
              (Address and zip code of principal executive offices)

                                 (254) 745-2400
                                 --------------
                 (Issuer's telephone number including area code)

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

         Issuer's revenues for its most recent fiscal year:     $16,424,137

         Aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of
         March 15, 2000:    $ 7,899,000

         Aggregate number of shares of Common Stock outstanding as of the close
         of business on March 15, 2000:     7,002,314


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

Item 2.    DESCRIPTION OF PROPERTY..................................................................................... 9

Item 3.    LEGAL PROCEEDINGS........................................................................................... 9

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................9

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS...................................................10

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................................10

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................15

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................15

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT.....................................................................................16

Item 10.   EXECUTIVE COMPENSATION......................................................................................18

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................20

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................22

Item 13.   EXHIBITS, AND REPORTS ON FORM 8-K...........................................................................23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Dwyer Group, Inc. and its wholly owned subsidiaries (the "Company") provide a diverse array of specialty services internationally through its service-based, brand-name franchising businesses. The Company currently owns six such businesses, which service an aggregate of approximately 750 franchises located in the United States and Canada, and through their master licensees, approximately 250 franchisees in 19 other countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, a commitment to its mission and vision, its brands and the reputation of its management team.

         In 1998 and 1999, the Company operated its businesses through the following wholly owned subsidiaries - See "Management's Discussion and Analysis
- Results of Operations":

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R). In 1999, Mr. Rooter accounted for approximately 32.3% of the Company's consolidated revenues as compared to 28.4% in 1998.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International" (R). In 1999, Rainbow accounted for approximately 17.9% of the Company's consolidated revenues as compared to 17.8% in 1998.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). In 1999, Mr. Electric accounted for approximately 10.0% of the Company's consolidated revenues as compared to 8.8% in 1998.

         o Synergistic International, Inc. ("Glass Doctor"), which commenced operations in July of 1998, is franchisor of Glass Doctor (R), a service concept whose business is the replacement of automobile, residential and commercial glass. In 1999, Glass Doctor accounted for approximately 14.5% of the Company's consolidated revenues as compared to 5.5% in 1998.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark "Aire Serv" (R). In 1999, Aire Serv accounted for approximately 7.0% of the Company's consolidated revenues as compared to 4.5% in 1998.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses under the service mark "Mr. Appliance"(R). In 1999, Mr. Appliance accounted for approximately 2.3% of the Company's consolidated revenues as compared to 1.4% in 1998.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 1999, National Accounts accounted for approximately 9.3% of the Company's consolidated revenues as compared to 10.3% in 1998.

         o The Dwyer Group Canada, Inc. ("TDG Canada") commenced operations in January of 1998, in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In 1999, TDG Canada accounted for approximately 2.6% of the Company's consolidated revenues as compared to 1.8% in 1998.

         o General Business Services, Inc. ("GBS") is a franchisor of businesses which provide management services to small businesses. The business and substantially all of the assets of GBS were sold in July of 1998. In 1998, GBS accounted for approximately 10.5% of the Company's consolidated revenues.

         o Edwin K. Williams & Co. ("EKW") is a franchisor of businesses which provide information systems and financial management services to small businesses. The business and substantially all of the assets of EKW were sold in July of 1998. In 1998, EKW accounted for approximately 5.8% of the Company's consolidated revenues.

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

         Initial franchise fees and royalty rates for each franchise concept vary, and are described in the following sections related to each concept. In general, the Company at its discretion, may finance a portion of the franchise fee (30-80%) and may give a discount if the franchise fee is paid in full upon the signing of the agreement.

         In addition to royalties, each franchisee is required to contribute to a national advertising fund maintained by each franchise concept. Expenditures from each such fund are used to develop and place advertising and to create marketing materials and programs which will benefit all franchisees operating under the particular franchise concept. Such funds are maintained separately from the Company's funds and are not reflected on the Company's books.

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

         The Company, as a consolidator of franchising businesses, believes that its existing broad base of franchisees, the diversity of services provided by its current operations, its centralized financial, marketing, training and support staff, and the adaptability and versatility of its established operating system, have positioned it to capitalize on the projected opportunities for growth in the franchising industry. In addition, the Company believes that the franchise sales and operations expertise developed by its management over many years provides the Company with a competitive advantage.

         In 1999, the Company formed alliances with OurHouse.com, the Internet's premier online destination for home improvement and home services, and with Ace Hardware, a leader in the hardware industry with 5,100 independent hardware, home center, lumber and building materials retailers in 62 countries. Although both projects are still in the start-up phase, management believes that these alliances will benefit both the Company and its franchisees by providing the franchisees with additional retail sales opportunities.

         Each of the Company's franchising businesses requires the franchise owners and/or key employees to undergo training at the Company's Headquarters located in Waco, Texas prior to commencing operations. The training program for each franchisee differs depending upon the type of franchise purchased. For example, Rainbow franchisees are taught how to dye, clean, deodorize and repair carpets, clean upholstery and perform restoration services. Mr. Rooter, Aire Serv, Mr. Electric, Mr. Appliance, and Glass Doctor, on the other hand, are primarily "conversion" franchisors, which recruit existing people operating in the "trades" and teach them an improved business methodology. All of the Company's franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. In addition, the Company's training program, which utilizes proprietary motivational techniques developed by the Company, educates each franchisee about the extensive support services offered by the Company and how to best take advantage of them.

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


Mr. Rooter

         Mr. Rooter is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter(R)" and related trade and service marks. In 1989, when Mr. Rooter was acquired by the Company, there were 22 Mr. Rooter franchises in operation. By the end of 1999, Mr. Rooter had a total of 191 franchises in the United States and Canada, and through master franchise licensees, 72 franchises in eight other countries. Mr. Rooter has shown significant growth in revenues from royalties paid by franchisees (from $234,000 in 1989 to $3,885,000 in 1999).

         Mr. Rooter franchisees are required to operate their franchises in accordance with specified methods, techniques and standards and with specified equipment within a designated geographic territory. Franchisees are typically able to service their territory by establishing only one service center within such territory. Mr. Rooter emphasizes and promotes fast, efficient and high quality service, seven days a week, using modern equipment to perform residential, commercial and industrial drain cleaning and plumbing repair.

         A new franchisee pays an initial franchise fee of $195 for each 1,000 of the franchise territory's population, with a minimum initial fee of $19,500. In the second quarter of 2000, the minimum fee will increase to $22,500 for the first

100,000 of population, plus $225 for each additional 1,000 of population. In general, Mr. Rooter sells its franchises to licensed plumbers. No training is provided on the technical aspects of operating a plumbing or drain cleaning business. Instead, Mr. Rooter concentrates its training and support efforts on marketing, customer service, pricing, profitability, growth of the business and personnel management. Each franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided through regional training meetings and toll-free telephone support from Company personnel.

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


Rainbow

         Rainbow is a franchisor of carpet and upholstery cleaning and dyeing, air duct cleaning, and restoration service businesses. At December 31, 1999, Rainbow had 324 franchises in the United States and Canada, and 144 franchises through master franchise licensees in 13 other countries.

         Rainbow offers individual franchises for the operation of a carpet and upholstery cleaning, dyeing and related services business (such related services include, but are not limited to, air duct cleaning, problem odor removal, carpet repair, drapery cleaning and water and smoke damage restoration) for residential and commercial locations. The franchised business often begins as a single truck operation which can later be expanded into a multi-truck operation as the franchisee builds a customer base.

         The initial franchise fee is a minimum of $15,900, with an additional amount depending upon the population of the franchise territory. During the term of the agreement, the franchisee is required to pay Rainbow a continuing royalty of 7% of weekly gross sales plus a national advertising fee of 2% of weekly gross sales. Franchisees may be eligible to receive a rebate of up to 50% of royalties paid upon satisfying certain conditions. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. The term of the initial franchise agreement is ten years, with a mutual option to renew and no renewal fee.

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


Mr. Electric

         Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric(R)". Mr. Electric began operations in September of 1994, and at December 31, 1999, had 87 franchises in the United States and Canada, and through master licenses, 25 franchise operations in two foreign countries.

         The minimum initial franchise fee is $17,500, based on a territory population of approximately 100,000. The fee is increased by $175 for each additional 1,000 of population contained in the franchise territory. In the second quarter of 2000, the fee will increase to $19,500 for the first 100,000 in population, plus $195 for each additional 1,000 in population.

         The initial franchise agreement term is ten years. An election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay Mr. Electric (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of their local telephone directory. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through regional and national training meetings and toll-free telephone support from Company personnel.


Aire Serv

         Aire Serv is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services of residential and commercial heating and air conditioning equipment. At December 31, 1999, Aire Serv had 52 franchises in the United States and Canada and two foreign master franchise licensees.

         The minimum initial franchise fee is $25,000, based on a territory population of approximately 100,000. The initial franchise fee is increased by $150 for each additional 1,000 of population contained in the franchise territory. In the second quarter of 2000, the fee will increase to $27,500 for the first 100,000 in population, plus $175 for each additional 1,000 in population. New franchisees are provided with a variety of start-up items including marketing and advertising materials, an administrative start-up package and computer software.

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


Mr. Appliance

         Mr. Appliance is a franchisor of major household appliance service and repair businesses. Mr. Appliance was organized in January of 1996, and at December 31, 1999, had 35 franchises, all in the United States.

         The minimum initial franchise fee is $14,500, based on a territory population of approximately 100,000. The initial franchise fee is increased by $50 for each additional 1,000 of population contained in the franchise territory. Beginning in the second quarter of 2000, the minimum initial franchise fee will be $15,900, increased by $50 for each additional 1,000 of population contained in the franchise territory. With the increased franchise fee, the franchisee will receive an advertising and marketing package, and other start-up materials.

         The initial Mr. Appliance franchise agreement term is ten years from the date specified in the agreement. An election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee.

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


Glass Doctor

         Glass Doctor is a franchisor of automobile, residential and commercial glass replacement businesses. The Company acquired Glass Doctor in July of 1998, and at December 31, 1999, Glass Doctor had 46 franchises, all in the United States.

         The minimum initial franchise fee is $15,925, based on a territory population of 100,000. The fee is increased by $159 for each additional 1,000 of population in the franchise territory. In the second quarter of 2000, the fee will increase to $18,925 for the first 100,000 of population, plus $189 for each additional 1,000 in population.

         The initial franchise agreement is for ten years. An election to renew may be made by the franchisee for two additional five-year periods upon certain conditions and payment of a $2,500 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. Franchisees are also required to engage in local promotion of their services and to maintain an advertisement in the Yellow Pages of their local telephone directory. Each new franchisee is given initial business training and is taught a system for doing business. The franchisee is provided with a computerized business package which standardizes the operation of their business. All franchisees receive extensive ongoing support emphasizing development of marketing and business management skills through regional and national training meetings and toll-free telephone support from Company personnel.


MARKETING

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


         Mr. Electric's marketing strategy is focused on the sale of franchises to existing electrical contractors and electricians. Mr. Electric's targeted approach supplies a proven system to make an electrical service and repair business successful. Franchisees receive extensive training in sales, marketing and business systems which allows them to achieve a greater market share and increase their gross sales and profits. Mr. Electric is the only brand-name with national recognition in the electrical service and repair industry.

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

         Mr. Electric is the first company to offer franchises in the electrical service industry. Local electricians are Mr. Electric's primary source of competition.

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

TRADE NAMES AND SERVICE MARKS

         The Company believes that its trademarks and service marks are important to the marketing of its franchises and the sale of services to consumers by its franchisees. The Company currently holds the following federally registered trademark and service marks: The Dwyer Group(R), Providing a World of Service(R) and Providing a World of Specialty Services(R) and has applied for federal trademark registration of the stylized Dwyer Group logo. The Company, through its subsidiaries, currently holds the following federally registered trademarks and service marks: "Mr. Rooter"(R), the stylized Mr. Rooter logo, "Mr. Winkie Design", "Quick-as-a-Wink"(R), "Super Kleens"(R), BiochoiceES(R), "America's Trouble Shooter"(R), "North America's Trouble Shooter"(R), "Aire Serv"(R), the stylized Aire Serv logo, "America's Comfort Company"(R), "Mr. Electric"(R), the stylized Mr. Electric design, the "Rainbow International Carpet Care & Restoration Services" stylized global device, "Rainbow International"(R), "Vehicle Stripe Design for Rainbow", "Mr. Appliance"(R), the stylized Mr. Appliance logo, "Glass Doctor"(R), the stylized Glass Doctor logo, and "We Fix Your Panes"(R). The Company has applied for federal trademark and service mark registration for the revised stylized Glass Doctor logo and the van stripe design for each of Mr. Rooter, Mr. Electric, Mr. Appliance and Aire Serv. The Company holds a state trademark registration for "Mr. Rooter" in Texas, a service mark registration for "Rainbow International Carpet Dyeing & Cleaning Co." in 13 states and a state service mark registration for Aire Serv and the stylized Aire Serv logo in California. In addition, the Company holds copyrights in connection with all training manuals and materials, which it considers proprietary. The Company also holds numerous foreign trademarks and service marks related to its franchising concepts.

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

         The Company believes that it is in substantial compliance with all of the foregoing federal and state franchising laws and the regulations promulgated thereunder and has obtained all licenses and permits necessary for the conduct of its business. Failure to comply with such laws and regulations in the future could subject the Company to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company. The Company's franchisees are also subject to various federal, state and local laws affecting their franchise businesses, including state and local licensing, zoning, land use, construction and environmental regulations and various safety and other standards. The failure of a franchisee to comply with applicable regulations could interrupt the operations of the affected franchise or otherwise adversely affect the franchise or the Company.


EMPLOYEES

         As of December 31, 1999, the Company had 94 full-time employees and 7 part-time employees, none of whom belong to unions, as detailed below:

                                                         Full-time       Part-time     Total
                                                         ---------       ---------     -----
                  Corporate..........................       43                 6         49
                  Mr. Rooter.........................       10                --         10
                  Aire Serv..........................        7                --          7
                  Rainbow............................       11                --         11
                  Mr. Electric.......................        8                --          8
                  Glass Doctor.......................        5                 1          6
                  Mr. Appliance......................        4                --          4
                  National Accounts..................        6                --          6

                  Total..............................       94                 7        101


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. These facilities are leased from a related party under an operating lease which expires December 31, 2000. Monthly rental for these offices is approximately $31,000. See "Certain Relationships and Related Party Transactions." Management considers the offices to be suitable and adequate.


ITEM 3. LEGAL PROCEEDINGS

         The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $250,000 as of December 31,1999. The Company accrued for its estimate of such losses when they became probable and estimable. In 1999, the Company resolved lawsuits and a potential lawsuit and made payments of approximately $850,000. This amount was included in the accrual at December 31, 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

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

                                                            HIGH               LOW
                                                            ----               ---
FISCAL YEAR ENDED DECEMBER 31, 1999

         First Quarter                                      $2.38             $1.75
         Second Quarter                                     $2.13             $1.75
         Third Quarter                                      $2.88             $1.88
         Fourth Quarter                                     $2.50             $2.19

FISCAL YEAR ENDED DECEMBER 31, 1998

         First Quarter                                      $2.19             $1.75
         Second Quarter                                     $3.25             $2.00
         Third Quarter                                      $2.44             $1.38
         Fourth Quarter                                     $2.00             $1.63


         On March 15, 2000, the closing sales price of the Company's Common Stock as reported by The Nasdaq Stock Market(SM) was $3.00 per share. As of such date, there were approximately 400 shareholders of record.

         No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock, but will retain earnings for the operation and development of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. References to 1998 and 1999 are to the years ended December 31 of each year. Note references refer to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table shows the approximate amount (in thousands) and percentage of the total, of revenues and operating income (loss) of each of the Company's operating subsidiaries.


                                                             YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                                     1999                                  1998
                                        ----------------------------          ----------------------------
REVENUES:

Mr. Rooter                              $   5,311               32.3%         $   4,205               28.4%
Rainbow                                     2,945               17.9              2,639               17.8
Glass Doctor (1)                            2,387               14.5                817                5.5
Aire Serv                                   1,157                7.0                669                4.5
Mr. Electric                                1,640               10.0              1,304                8.8
Mr. Appliance                                 385                2.3                202                1.4
National Accounts                           1,525                9.3              1,527               10.3
TDG Canada (2)                                429                2.6                271                1.8
GBS (3)                                        --                 --              1,553               10.5
EKW (3)                                        --                 --                856                5.8
Other (4)                                     645                4.1                768                5.2
                                        ---------               ----          ---------              -----
                                        $  16,424              100.0%         $  14,811              100.0%
                                        =========              =====          =========              =====

NET OPERATING INCOME (LOSS) (5):

Mr. Rooter                              $   1,830               76.7%         $     507              (30.5)%
Rainbow                                       664               27.8                274              (16.5)
Glass Doctor (1)                              666               27.9                132               (7.9)
Aire Serv                                    (245)             (10.3)              (671)              40.4
Mr. Electric                                   75                3.2               (563)              33.8
Mr. Appliance                                (207)              (8.7)              (352)              21.2
National Accounts                             (99)              (4.2)               (57)               3.5
TDG Canada (2)                                 64                2.7                (24)               1.4
GBS (3)                                        --                 --               (205)              12.4
EKW (3)                                        --                 --                (79)               4.8
Other (4)                                    (362)             (15.1)              (622)              37.4
                                        ---------               ----          ---------              -----
                                        $   2,386              100.0%         $  (1,660)             100.0%
                                        =========              =====          =========              =====

---------------------------

(1)      Glass Doctor was acquired in July of 1998.

(2)      TDG Canada was formed in January of 1998.

(3)      GBS and EKW were sold in July of 1998.

(4) Includes revenues or operating income (loss) of The Dwyer Group, Inc. (parent holding company) which maintains all corporate activities and functions (executive, accounting, legal, data processing and administration). Revenues are derived primarily from administrative fees charged to related parties. A portion of general and administrative expenses are allocated to subsidiary companies.

(5) Before gain on sales of securities, gain on sale of assets and income taxes.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Company recorded a net profit of $1,535,000 or $.22 per share for 1999, as compared to a net profit of $53,000, or $.01 per share for 1998.

         Revenues

         Total revenues for 1999 were $16,424,000, an increase of $1,613,000 or 10.9%, from $14,811,000 for 1998. This increase is comprised of the following components: royalties increased $933,000 (11.0%); franchise fees increased $1,840,000 (74.7%); sales of products and services decreased by $259,000 (13.9%); tax services decreased by $673,000 (100%); interest decreased by $51,000 (8.7%); and other revenues decreased by $177,000 (24.3%).

         Royalty revenues increased by 11% from $8,483,000 in 1998 to $9,416,000 in 1999. Each operating concept increased as follows: Mr. Rooter - $461,000 (13.5%); Aire Serv - $233,000 (94.2%); Mr. Electric - $196,000 (40.3%); Glass
Doctor - $769,000 (130.7%); Rainbow - $289,000 (13.0%) and Mr. Appliance -
$46,000 (64.0%). Royalties from Canadian and certain other foreign operations also increased by $109,000 (39.8%). The large increase in royalties from Glass Doctor was partially due to the fact that Glass Doctor was acquired in July of 1998. Overall, these royalty revenue increases, which coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength. Partially offsetting the above increases were decreases in royalties from GBS - $636,000 and EKW - $534,000, due to the sale of these franchise concepts in July of 1998.

         Franchise sales revenues represent the initial franchise fees paid to the Company by its individual and regional franchisees as well as fees charged for foreign master licenses. These revenues increased from $2,475,000 in 1998 to $4,315,000 in 1999. Each operating concept showed increases as follows: Mr. Rooter - $635,000 (115.6%); Aire Serv - $253,000 (65.0%); Mr. Electric -
$139,000 (17.9%); Glass Doctor - $735,000 (325.6%); Rainbow - $60,000 (26.2%)
and Mr. Appliance - $134,000 (113.4%). Canadian franchise sales revenues also added $67,000 to the increase. The large increase from Glass Doctor was partially due to the fact that Glass Doctor was acquired in July of 1998. Partially offsetting the above increases were decreases in franchise sales revenues from GBS - $148,000 and EKW - $35,000 due to the sale of these franchise concepts in July of 1998. The significant increase in overall franchise sales revenues was partially due to changes made in late 1998, which resulted in the Company realigning its franchise sales department in order to provide for a more efficient and focused sales process and the revamping of its franchise sales system in order to increase the quality and quantity of new franchisees.

         Revenues from sales of products and services decreased by $259,000 (13.9%) due to the sale of GBS and EKW in July of 1998.

         Revenues from tax services decreased by $673,000 (100%) due to the sale of GBS in July of 1998.

         Interest revenues decreased by $51,000 (8.7%) primarily due to a decrease in the amount of treasury notes held for investment purposes.

         Other revenues decreased by $177,000 (24.3%) due to a decrease in commissions received from related parties for the sale of franchises and a decrease in management fees received from related parties due to a reduction in work performed.

         Costs and Expenses

         During 1999, general, administrative and selling expenses decreased by $1,866,000 (13.7%) as compared to 1998. In 1998, the Company recorded approximately $1 million in legal expenses due to litigation accruals related to lawsuits to which the Company was a party, and increased its bad debt expense by approximately $400,000 due to collection experiences and increased reserves for guarantees of third party debt. The remaining decrease of approximately $466,000 was primarily due to operational efficiencies introduced by management in late 1998. Reductions in expenses resulting from the sale of GBS and EKW were offset by expenses associated with Glass Doctor in the second half of 1998 and during 1999.

         The cost of products and service sales decreased by $180,000 (11.7%) due to the sale of GBS and EKW in July of 1998.

         The cost of tax service revenues decreased by $494,000 (100%) due to the sale of GBS in July of 1998.

         Depreciation and amortization expense increased by $116,000 (16.7%) due to amortization of intangible assets acquired in 1998, partially offset by decreases related to the sale of GBS and EKW.

         Interest expense decreased by $10,000 (10.0%) due to reductions in long-term debt.

         In 1998, the Company recorded a gain of $1,446,000 on the sale of GBS and EKW as described in Note 4.

         In 1998, the Company sold marketable securities and reported a gain of $333,000. No such gains were recorded in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company's working capital ratio was 1.4 to 1 compared to 1.7 to 1 at December 31, 1998. The Company had working capital of $1,347,000 at the end of 1999, as compared to $2,471,000 at the end of 1998. These changes are due primarily to the sale of marketable securities to fund the purchase of treasury stock and franchise rights and to an increase in current maturities of long-term debt. At December 31, 1999, the Company had cash and cash equivalents of approximately $556,000 and marketable securities of approximately $884,000.

         In February of 2000, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank. Of such total amount, $700,000 was received and was used primarily to fund a portion of the purchase price of franchise rights as described in Note 19.

         Management believes that the Company's cash flow, supplemented by the Company's positive cash position and available line of credit, will be adequate to fund the Company's capital requirements over the next year.

         Net cash used by operating activities for 1999 totaled $530,000 as compared to $1,991,000 in 1998. The improvement of $1,461,000 is due primarily to an increase of $1,481,000 in net income. Although earnings were relatively strong in 1999, the Company used cash for operating activities primarily due to the fact that notes in the amount of $2,622,000 were accepted for franchise fees, in accordance with the Company's policies with regard to the sale of franchises. Collections on these notes will add to the Company's cash flow in the future. Also contributing to cash used for operating activities in 1999 was $859,000 in payments made to settle legal proceedings. This amount was included in accrued litigation reserves at December 31, 1998.

         In 1999, the Company generated $1,700,000 in cash from investing activities versus $1,467,000 in 1998. In 1998, the Company acquired Glass Doctor for $3,225,000, property and equipment for $461,000 and franchise rights for $587,000. These purchases were offset by proceeds from the sale of assets of $3,610,000 and by collections of notes receivable of $1,475,000 (of which $151,000 was from related parties). The Company also generated $686,000 in cash from a net sale of marketable securities in 1998. In 1999, The Company generated $1,538,000 from collections on notes receivable (of which $147,000 was from related parties), $150,000 from the sale of assets and $1,030,000 from the net sale of marketable securities. These amounts were partially offset by purchases of property and equipment of $306,000 and purchases of franchise rights of $661,000.

         In addition to the $3,225,000 cash portion of the purchase price paid for Glass Doctor, the Company also executed an unsecured note payable to the seller in the amount of $1,900,000. The note bears interest at 5.5% per annum and is payable in quarterly installments through July of 2002.

         In 1999, the Company used $1,112,000 for financing activities, $896,000 for the purchase of treasury stock, and $777,000 for payments on borrowings, partially offset by proceeds of $562,000 from the exercise of stock options. In 1998, the Company used $545,000 for such activities, $345,000 to reduce net borrowings and $200,000 for the purchase of treasury stock.

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 1999, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $748,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. In addition, approximately $128,000 and $84,000 was paid to SunTrust during 1999 and 1998, respectively, representing monthly installments on behalf of franchisees in default. In 1998, management discontinued the practice of guaranteeing notes to third parties.

         In September 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. Each month, the Company receives an Aging Report of the amounts due and owing by the franchisees. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. In 1999 and 1998, the Company paid approximately $69,000 and $39,000, respectively, on such delinquent notes. At December 31, 1999, the Company was contingently liable for approximately $540,000, relating to such notes. In 1998, management discontinued the practice of guaranteeing notes to third parties.

         In connection with its franchising activities, the Company regularly extends credit to prospective franchisees to finance their purchase of franchises. The repayment of such indebtedness is secured by the assets of such franchises, including the franchise rights sold to the franchisees. The Company recognizes franchise sales revenues for the entire sale if the franchisee has made a down payment in cash of at least 20% of the sales price and has completed training. The Company also recognizes franchise sales revenues from existing franchisees buying additional territory who make a cash down payment of less than 20% but who have an established history of good credit. At December 31, 1999 and 1998, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $4,348,000 and $3,302,000, respectively. At December 31, 1999, the Company's allowance for doubtful notes was $929,000, which the Company believes is adequate for the size and nature of its notes receivable.

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

INCOME TAXES

         The Company establishes a valuation allowance to be applied against its deferred tax asset in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". At December 31, 1999, such allowance was $777,661. The Company continually reviews the adequacy of the valuation allowance and is recognizing benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

         The Company expects to realize the net deferred asset principally through the implementation of reasonable tax strategies based on future income projections. The valuation allowance as of December 31, 1999 pertains primarily to the minimum tax credits available for carryforward.

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

UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

         Like other companies, the Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the " Year 2000" or "Y2K" issue. Additionally, this issue could impact non-computer devices such as production equipment, elevators, etc. While the Company's project to assess and correct Y2K related issues has been completed, and the Company has not experienced any significant Y2K related events, interactions with other companies' systems make it difficult to conclude that there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's future operations. Through March 15, 2000, the Company has had no material impact from the Y2K issue. The Company spent approximately $200,000 to address Y2K related issues during 1999 and 1998.

ACCOUNTING MATTERS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe that this will have a material impact on the Company's financial statements. Implementation of this standard has recently been delayed by the FASB for a twelve-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of effective date of FASB Statement No. 133". The Company will adopt SFAS as required for the first quarterly filing of fiscal year 2001.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, together with the independent auditor's report of BDO Seidman, LLP, appear on pages 28 through 51 of this report. See Index to Financial Statements on page 27 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                                              AGE       POSITION
----                                              ---       --------
Theresa Dwyer.............................        65        Chairperson of the Board of Directors and Director
Dina Dwyer-Owens..........................        37        President, Chief Executive Officer and Director
Robert Tunmire............................        41        Executive Vice President and Director
Thomas J. Buckley.........................        53        Vice President, Treasurer and Chief Financial Officer
Deborah Wright-Hood.......................        39        Vice President of Administration and Assistant Treasurer
Donald J. Dwyer, Jr.......................        35        Director of International Operations and Director
James L. Sirbasku.........................        60        Director
John P. Hayes.............................        50        Director
Donald E. Latin...........................        69        Director
Michael Bidwell...........................        41        President of Rainbow, Mr. Rooter and Mr. Appliance

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

         Dina Dwyer-Owens has served as President and Chief Executive Officer since January 1, 1999 and has been a Director of the Company since 1989. Prior to that time, she served as Vice President of Operations since September of 1995 after serving as Co-Chairperson of the Board of Directors from December of 1994 to July of 1995. Ms. Dwyer-Owens also served as Secretary of the Company from 1989 through December of 1998. Ms. Dwyer-Owens has been employed by Dwyer Real Estate and Development, Inc., a real estate concern located in Waco, Texas, since June of 1981, most recently as President. She also serves as Director to Rainbow, Mr. Rooter and National Accounts and is President of National Accounts and Aire Serv. Ms. Dwyer-Owens has approximately 19 years experience in the franchising industry.

         Robert Tunmire has been Executive Vice President since January 1, 1999. Prior to that time, he served as President and Chief Executive Officer of the Company since December of 1994 after serving as Executive Vice President since June of 1993. Mr. Tunmire also currently serves as President of Glass Doctor. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January of 1992 through May of 1993. From 1989 to 1992, he served as Vice President of Mr. Rooter. From December of 1980 until May of 1989, Mr. Tunmire was employed by Rainbow, most recently as Executive Vice President of Franchise Counseling. Mr. Tunmire has approximately 24 years experience in the franchising industry.

         Thomas J. Buckley has served as Treasurer and Chief Financial Officer since August of 1997 and as Vice President since June of 1998. He has also served as President of Mr. Electric since May of 1999. Prior to employment by the Company, he served as Chief Financial Officer of Watermarc Food Management Co. ("Watermarc") since 1994. Mr. Buckley resigned as an officer of Watermarc effective July 1, 1997. In January of 1999, Watermarc filed for bankruptcy protection under Chapter XI of the U.S. Bankruptcy Code. From 1990 to 1994, Mr. Buckley served as Vice President of Finance and Franchising for Western Sizzlin' Restaurants. Mr. Buckley has also owned and operated his own franchising business as a regional franchisor of SpeeDee Oil Change & Tune-Up, and has 18 years overall experience in the franchising industry.

         Deborah Wright-Hood has served as Secretary of the Company since December of 1998 and as Vice President of Administration since June of 1998. Prior to that time, she was employed by the Company in various capacities since 1985, including Director of Administration since 1994. Ms. Wright-Hood has also been President of Worldwide Supply, Inc. since 1985.

         Donald J. Dwyer, Jr. has served as a Director since May of 1989. Mr. Dwyer is currently, and has been since 1994, employed by the Company as Director of International Operations. He previously served as Director of International Operations for Rainbow from 1987 to 1994. Mr. Dwyer has approximately 16 years experience in the franchising industry.

         James L. Sirbasku has served as a Director since July of 1994. He has served as Chairman and Chief Executive Officer of Profiles International, Inc., an international company providing pre-employment evaluation systems, since March of 1991. From 1980 to 1991, Mr. Sirbasku served as President of SMI International, Inc., a company specializing in franchising businesses. Mr. Sirbasku has over 25 years experience in the franchising industry.

         John P. Hayes has served as a Director since July of 1994. He founded and served, from January of 1987 to 1995, as President of The Hayes Group, Inc., an international marketing and promotion company specializing in franchised businesses. Since January of 1996, Mr. Hayes has served as a consultant to franchisors. Mr. Hayes has approximately 21 years experience in the franchising industry.

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

         Dina Dwyer-Owens, Deborah Wright-Hood and Donald J. Dwyer, Jr. are the children, of Theresa Dwyer and the late founder, Donald J. Dwyer.


BOARD PARTICIPATION AND STRUCTURE

         The Board of Directors met five times during 1999 and additionally took action 59 times by means of written consent. Each director attended all of the meetings with the exception of Mr. Sirbasku, who was not present at two of the meetings and Donald Dwyer, Jr., who was not present at two of the meetings. Non-employee directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

         The Audit Committee, comprised of Ms. Dwyer-Owens and Messrs. Hayes, Latin and Sirbasku, met twice during 1999. All members attended.


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

         Based solely on its review of the copies of such forms received by it with respect to the fiscal year ended December 31, 1999, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with, except that during fiscal 1999 the following officers and directors were late in filing the number of reports indicated as required by
Section 16(a): Messers. Tunmire (1), Donald Dwyer, Jr. (1), Buckley (1), Latin
(1), Hayes (1), Ms. Dwyer (1), Ms. Wright-Hood (1), and Ms. Dwyer-Owens (1). No other officer, director, or ten percent shareholder was late in filing his or its reports pursuant to Section 16(a).


ITEM 10.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following information sets forth compensation earned by the Company's Chief Executive Officer and all other of its executive officers whose annual compensation exceeded $100,000 in 1999, for services rendered for the Company and its Subsidiaries during the fiscal years indicated:


                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                         ANNUAL COMPENSATION                     COMPENSATION
                                                -------------------------------------        ---------------------
           NAME AND                                                                          SECURITIES UNDERLYING
      PRINCIPAL POSITION            YEAR        SALARY($)       BONUS($)      OTHER($)              OPTIONS
      ------------------            ----        ---------       --------      --------       ---------------------
Dina Dwyer-Owens                    1999        $ 81,125        $    300         --                    --
   President and CEO                1998          76,111           7,000         --                    --
                                    1997          76,677              --         --                    --

Robert Tunmire,                     1999        $125,215        $104,932         --                    --
   Executive Vice President         1998         218,616          20,000         --                    --
                                    1997         205,500(1)           --         --                    --

Thomas J. Buckley (2)               1999        $112,692        $  1,555         --                12,000
   Vice President & Chief           1998         103,846          10,000         --                15,000
   Financial Officer                1997          38,462              --         --                64,205

Michael Bidwell,                    1999        $117,305        $ 96,816         --                16,000
   President of Rainbow, Mr.        1998         127,083          31,286         --                    --
   Rooter & Mr. Appliance           1997         121,626          13,170         --                50,000
                                                                                 --

-----------------------------------

(1)      Includes salary and any commissions from franchise sales.

(2)      Mr. Buckley began employment in August, 1997.





                     THIS SECTION LEFT INTENTIONALLY BLANK.

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 1999:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                NUMBER OF             PERCENT OF TOTAL
                                SECURITIES           OPTIONS GRANTED TO             EXERCISE
                               UNDERLYING                 EMPLOYEES                 OR BASE                EXPIRATION
        NAME                 OPTIONS GRANTED           IN FISCAL YEAR               PRICE (1)                 DATE
        ----                 ---------------         ------------------             ---------              ----------
Dina Dwyer-Owens                       --                      --                        --                       --
Robert Tunmire                         --                      --                        --                       --
Thomas J. Buckley                  10,000                     8.1%                    $1.94                  4/29/09
Thomas J. Buckley                   2,000                     1.6%                    $1.97                  6/29/09
Michael Bidwell                    16,000                    13.0%                    $1.97                  6/29/09

-------------------------

(1) Reflects the per share exercise price, which is equal to or greater than the closing market price of the underlying security on the date of grant.

The following table shows option exercises during the year ended December 31, 1999 and the value of unexercised options at December 31, 1999 for the named executive officers who exercised options during 1999 or who had unexercised options at December 31, 1999:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                              NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING                 VALUE OF
                                                                             UNEXERCISED             UNEXERCISED IN-
                                                                          OPTIONS AT FISCAL         THE-MONEY OPTIONS
                                                                              YEAR END             AT FISCAL YEAR END
                              SHARES ACQUIRED                               (EXERCISABLE/             (EXERCISABLE/
      NAME                      ON EXERCISE         VALUE REALIZED         UNEXERCISABLE)          UNEXERCISABLE) (1)
      ----                    ---------------       --------------        -----------------        ------------------
Dina Dwyer-Owens                   1,500                $   915             3,000 / 2,000             $1,125 / $750
Robert Tunmire                    30,100                $18,361           100,000 / -0-                   $0 / -0-
Thomas J. Buckley                    --                    --              26,862 / 62,523           $10,561 / $21,826
Michael Bidwell                      --                    --              55,000 / 36,000            $3,750 / $10,105


-----------------------------


(1) The closing price of the Common Stock on December 31, 1999 was $2.25 per share.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1999, certain information regarding the beneficial ownership of Common Stock by (i) each of named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:


                                                                                      BENEFICIAL OWNERSHIP (1)
                                                                                ------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                            NUMBER OF SHARES         PERCENT (2)
------------------------------------                                            ----------------         -----------
Dwyer Investments, Ltd.(4)                                                          3,900,736               55.7%
Donald J. Dwyer Family Trust(4)                                                       112,766                1.6%
Theresa Dwyer(3)(6)(7)                                                              4,014,802               57.3%
Donald J. Dwyer, Jr.(3)(5)(7)(8)(9)                                                   979,246               14.0%
Dina Dwyer-Owens (3)(8)(10)                                                           568,015                8.1%
Robert Tunmire (3)(8)(11)                                                             683,934                9.6%
Deborah Wright-Hood(3)(8)(12)                                                         567,284                8.0%
Thomas Buckley (3)(13)                                                                 32,382                 *
John Hayes(14)                                                                         28,818                 *
James Sirbasku(15)                                                                     19,000                 *
Donald E. Latin(16)                                                                    18,000                 *
Michael Bidwell(3)(17)                                                                 56,745                 *
Darren Dwyer(3)(8)                                                                    533,215                7.6%
Douglas Dwyer(3)(8)                                                                   550,597                7.9%
Donna Dwyer-Van Zandt(3)(8)                                                           559,879                8.0%
Renaissance Capital Growth & Income Fund III(18)                                      675,000                9.6%
All officers and directors as a group (nine persons)(5)(6)(19)                      4,649,829               64.1%

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

(2) Based on a total of 7,005,914 shares of Common Stock outstanding prior to the exercise of any outstanding options or warrants.

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

(5) Includes beneficial ownership of 295,000 shares of Common Stock acquired in 1999 pursuant to a stock option agreement with the Company.

(6) Includes 3,900,736 shares of Common Stock of the Partnership over which Ms. Theresa Dwyer has sole dispositive power as Managing Partner.

(7) Includes 112,766 shares of Common Stock of the Trust over which Ms. Theresa Dwyer and Donald J. Dwyer, Jr., have shared voting power as Co-Trustees.

(8) Includes 533,215 shares of Common Stock of the Partnership over which the individual has full voting power, but no dispositive power.

(9) Includes 4,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(10) Includes 4,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(11) Includes 100,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(12) Includes 5,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(13) Includes 28,682 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(14) Includes 28,568 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Hayes. The principal business address of Mr. Hayes is 6612 Dupper Court, Dallas, Texas 75252.

(15) Includes 14,000 shares of Common stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Sirbasku. The principal business address of Mr. Sirbasku is 5205 Lakeshore Drive, Waco, TX 76710.

(16) Includes 11,000 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Latin. The principal business address of Mr. Latin is 600 N. Pearl Street, Suite 2250, Dallas, TX 75201.

(17) Includes 55,000 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(18) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(19) Includes 250,250 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with the Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates").

         The Company currently leases its principal executive and administrative facilities from an Affiliate under a lease expiring December 31, 2000, requiring a monthly lease payment of approximately $31,000. In addition to rent, the Company pays for repairs and maintenance, promotional materials and other services from Affiliates. The Company expensed approximately $387,000 for such rent and services in 1999 and $592,000 in 1998.

         The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales, commissions and management fees totaling approximately $582,000 in 1999 and $631,000 in 1998.

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

         In January of 1998, the Company agreed to purchase Rainbow International Carpet Dyeing and Cleaning, Ltd., ("Rainbow Canada") from Ms. Dwyer, for a purchase price of $250,000. Rainbow Canada owns the Rainbow franchise rights for Canada and at the time of purchase had 20 franchisees generating royalties of approximately $55,000 per year. The Company believes that the purchase price approximated the price that would have been paid to an unrelated third party in a similar transaction.

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

         In July of 1998, the Company sold GBS as described in Note 4 to the Consolidated Financial Statements. GBS had not achieved the required earnings targets and the gain on the sale did not reach the required threshold amount. Therefore, the Contingent Shares were not issued and are no longer reserved out of the Company's authorized but unissued Common Stock.

         The Company paid Don Latin, an independent director, $30,562 and $31,400 for consulting services in 1999 and 1998, respectively. In addition, the Company uses the consulting services of another independent director, John Hayes, regarding public relations, marketing and special projects for the Company. The Company paid approximately $123,000 and $110,000 for Mr. Hayes' services in 1999 and 1998, respectively.

         At December 31, 1999 and 1998, the Company had accounts, interest and notes receivable from related parties totaling approximately $2,229,000 and $2,037,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Documents filed as a part of this report:

1.       Financial Statements

                  The Consolidated Financial Statements of the Company are included in Part II, Item 7. See index on page 27.

2.       Exhibits

     3.1      Certificate of Incorporation, as amended(1)

     3.2      Certificate of Amendment of Certificate of Incorporation filed June 12, 1987(2)

     3.3      Certificate of Amendment of Certificate of Incorporation filed May 8, 1988(2)

     3.4      Certificate of Amendment of Certificate of Incorporation filed July 30, 1993(2)

     3.5      Bylaws(1)

     4.1      Form of Representative's Warrant Agreement, including Representative's Warrant(2)

     4.2      Warrants to Purchase Common Stock issued to Norcross Securities, Inc.(2)

    10.1      Stock Option Plan, as amended, and form of Employee Stock Option Agreement(1)

    10.2      Form of Rainbow International Carpet Dyeing and Cleaning Co. License Agreement(2)

    10.3      Form of Mr. Rooter Corporation Franchise Agreement(2)

    10.4      Form of General Business Services License Agreement(2)

    10.5      Form of Aire Serv Corporation Franchise Agreement(2)

    10.6      Certificate of Registration of Service Mark "MR. ROOTER"(1)

    10.7      Certificate of Registration of Service Mark "QUICK-AS-A-WINK"(1)

    10.8      Certificate of Registration of Mr. Rooter logo(1)

    10.9      Certificate of Registration of Service Mark "Super Kleens" logo(1)

    10.10     Certificate of Registration for Service Mark "America's Trouble Shooter"(1)

    10.11     Certificate of Registration of Trademark "MR. ROOTER" issued by Office of Consumer and Corporate Affairs in Canada(1)

    10.12     Lease Agreement between Donald J. Dwyer and Mr. Rooter Corporation, dated December 20, 1991(2)

    10.13     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Training Center,
              commencing January 1, 1993(2)

    10.14     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Waco Franchise,
              commencing January 1, 1993(2)

    10.15     Lease Agreement between Donald J. Dwyer and General Business Services, dated August 31, 1993(2)

    10.16     Lease Agreement between Donald J. Dwyer and Rainbow International, dated September 1, 1993(2)

    10.17     Lease Agreement between Donald J. Dwyer and The Dwyer Group, Inc., dated February 18, 1994(2)

    10.18     Agreement and Plan of Reorganization and Share Exchange(3)

    10.19     Agreement for Purchase and Sale of Assets of National Manufacturing & Supply Corporation(4)

    10.20     Franchisee Financing Agreement dated July 2, 1993, with Addendum dated December 23, 1993(4)

    10.21     Shareholders' Voting Proxy and Stock Sale Agreement, between Donald J. Dwyer, Sr. and Vernon Lee Russell and wife,
              Sylvia Russell, and the Company(5)

    10.22     Stock Purchase Agreement between Donald J. Dwyer, Sr., Vernon Lee Russell and Sylvia Russell(5)

    10.23     Stock Option Agreement between the Company and Donald J. Dwyer(5)

    10.24     Incentive Stock Option Agreement between the Company and John Appel for 25,000 shares of the Company's Common Stock(4)

    10.25     Incentive Stock Option Agreement between the Company and Douglas C. Holsted for 12,500 shares of the Company's Common
              Stock(1)

    10.26     Incentive Stock Option Agreement between the Company and Dina Dwyer-Owens for 2,500 shares of the Company's Common
              Stock(1)

    10.27     Incentive Stock Option Agreement between the Company and Robert A. Tunmire for 50,000 shares of the Company's Common
              Stock(1)

    10.28     Employment Contract between the Company and Donald J. Dwyer(1)

    10.29     Guaranty Agreement, executed December 1, 1982 by Rainbow International Carpet Dyeing and Cleaning Company(2)

    10.30     Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company(2)

    10.31     Promissory Note, executed January 7, 1993, by and between Pride Venture Capital, Inc. and GTL Services, Ltd.(2)

    10.32     Form of Affiliate Transactions Agreement(2)

    10.33     Stock Purchase Agreement dated May 14, 1994 by and between The Dwyer Group, Inc., Co Data AG and Central Data BV(6)

    10.34     Irrevocable Stock or Bond Power, Note and Security Agreement, dated May 25, 1994, by and between Christian Mission
              Concerns, as lender, and the Company, as borrower(2)

    10.35     Mutual Release by and between General Business Services, Pride Venture Capital and GTL Services Ltd., effective
              June 10, 1994(2)

    10.36     Assignment of Judgments and Claims, executed by and between General Business Services, Inc., Pride Venture Capital,
              Inc., and GTL Services, Ltd., dated June 10, 1994(3)

    10.37     Promissory Note, executed June 8, 1994, by and between the Company and NationsBank of Texas, N.A.(2)

    10.38     Promissory Note, executed June 9, 1994, by and between the Company and Central National Bank(2)

    10.39     Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994(7)

    10.40     Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service Station Computers
              Systems, Inc.(7)

    10.41     Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the Company's Common
              Stock(7)

    10.42     Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock(7)

    10.43     Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the Company's Common Stock(7)

    10.44     Incentive Stock Option Agreement by and between the Company and Matthew Michel(7)

    10.45     Mutual Release by and between General Business Services, Inc., and Paul Woody effective June 30, 1996(8)

    10.46     Consulting Agreement by and between General Business Services, Inc., E.K. Williams & Co., and Paul Woody effective
              July 1, 1996(8)

    10.47     Stock Option Agreement by and between the Company and Paul Woody for 25,000 shares of the Company's Common Stock(8)

    10.48     Agreement dated as of June 1, 1993, between the Company and the personal representatives of Mr. Donald J. Dwyer, Sr., his Estate and the Dwyer Family Trust regarding cancellation of 340,300 Escrow Shares(9)

    10.49     Form Of Stock Option Agreement by and between the Company and Don Latin for 10,000 shares of the Company's Common
              Stock(10)

    10.50     1997 Stock Option Plan and Form Of Employee Stock Option Agreement(10)

    10.51     Form Of Warrant Agreement and Warrant issued to V. Lee Russell(10)

    10.52     Form Of Warrant Agreement and Warrant issued to David B. Duck.(10)

    10.53     Form Of Stock Option Agreement by and between the Company and Target Enterprises, Inc. for 28,500 shares of the
              Company's Common Stock.(10)

    10.54     Form Of Stock Option Agreement by and between the Company and John Hayes for 11,420 shares of the Company's Common
              Stock.(10)

    10.55     Asset Purchase Agreement dated July 24, 1998, by and among The Dwyer Group, Inc., Glassmarks, Inc., Glass Doctor
              Corporation and Barton G. Tracy.(11)

    10.56     Stock Purchase Agreement dated July 24, 1998, by and between The Dwyer Group, Inc., Barton G. Tracy and Glassmarks,
              Inc.(11)

    10.57     Asset Purchase  Agreement by and among Century Business Services,  Inc., General Business Services,  Inc., General Tax
              Services, Inc., Edwin K. Williams & Co., GBS Acquisition Corp. and The Company.(12)

    10.58     Form of Stock Option Agreement dated December 23, 1997, by and between the Company and Tom Buckley for 64,205 shares of the Company's Common Stock.(13)

    10.59     Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Tom Buckley for 15,000 shares of the Company's Common Stock.(13)

    10.60     Form of Stock Option Agreement dated January 28, 1998, by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock.(13)

    10.61     Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Donald E. Latin for 5,000 shares of the Company's Common Stock.(13)

    10.62     Form of Stock Option Agreement dated January 28, 1998, by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(13)

    10.63     Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Don Latin for 5,000 shares of the
              Company's Common Stock.(14)

   10.64      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Don Latin for 10,000 shares of the
              Company's Common Stock.(14)

   10.65      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Mike Bidwell for 16,000 shares of the Company's Common Stock.(14)

   10.66      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and John Hayes for 10,000 shares of the
              Company's Common Stock.(14)

   10.67      Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Tom Buckley for 10,000 shares of the Company's Common Stock.(14)

   10.68      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Tom Buckley for 2,000 shares of the
              Company's Common Stock.(14)

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

(9) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1997 (SEC File No. 0-15227).

(10) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1997 (SEC File No. 0-15227).

(11) Incorporated by reference to the Registrant's Form 8-K dated as of July 24, 1998 (SEC File No. 0-15227).

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).

--------------------------

(b)      Reports on Form 8-K

         (1)      None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 15th day of March, 2000.


                          The Dwyer Group, Inc.


                          By: /s/Thomas J. Buckley
                              --------------------------------------------------
                              Thomas J. Buckley, Vice President, Chief Financial Officer and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signatures                                     Title                                                Date
----------                                     -----                                                ----
/s/ Theresa Dwyer                              Chairperson of the                                   March 15, 2000
-------------------------------                Board of Directors and Director
Theresa Dwyer

/s/ Dina Dwyer-Owens                           President and Chief                                  March 15, 2000
-------------------------------                Executive Officer
Dina Dwyer-Owens                               (Principal Executive Officer)

/s/ Robert Tunmire                             Executive Vice President                             March 15, 2000
-------------------------------
Robert Tunmire

/s/ Thomas J. Buckley                          Vice President, Chief                                March 15, 2000
-------------------------------                Financial Officer and Treasurer
Thomas J. Buckley                              (Principal Financial and Accounting Officer)

/s/ James Sirbasku                             Director                                             March 15, 2000
-------------------------------
James Sirbasku

/s/ Donald J. Dwyer, Jr.                       Director                                             March 15, 2000
-------------------------------
Donald J. Dwyer, Jr.

/s/ John P. Hayes                              Director                                             March 15, 2000
-------------------------------
John P. Hayes

/s/ Donald E. Latin                            Director                                             March 15, 2000
-------------------------------
Donald E. Latin

INDEX TO FINANCIAL STATEMENTS


                                                                                                                     Page
Report of Independent Certified Public Accountants.....................................................................28

Consolidated Balance Sheets as of December 31, 1999 and 1998........................................................29-30

Consolidated Statements of Income for the years ended December 31, 1999 and 1998.......................................31

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the
     years ended December 31, 1999 and 1998............................................................................32

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998...................................33

Notes to Consolidated Financial Statements..........................................................................34-51

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
The Dwyer Group, Inc.
Waco, Texas


We have audited the accompanying consolidated balance sheets of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income
(loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





BDO SEIDMAN, LLP
Dallas, Texas
March 1, 2000

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                     ------------------------------
                                                                                         1999               1998
                                                                                     -----------        -----------
CURRENT ASSETS:
       Cash and cash equivalents                                                     $   556,383        $   498,199
       Marketable securities, available-for-sale                                         883,717          1,973,761
       Trade accounts receivable, net of allowance for doubtful
             accounts of $220,242 and $175,036, respectively                             829,866            684,955
       Accounts receivable from related parties                                           55,581            766,623
       Accrued interest receivable, including amounts due from
             related parties of $200,033 and $149,643, respectively                      234,034            199,953
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $56,053 and $43,433, respectively                    1,345,267          1,042,377
       Inventories                                                                        31,779             46,013
       Prepaid expenses                                                                  184,579            164,937
       Federal income tax receivable                                                     301,579                 --
       Notes receivable from related parties, current portion                            682,878            660,300
                                                                                     -----------        -----------

          TOTAL CURRENT ASSETS                                                         5,105,663          6,037,118

PROPERTY AND EQUIPMENT, at cost, net                                                   1,036,107          1,103,862

NOTES AND ACCOUNTS RECEIVABLE FROM RELATED PARTIES                                     1,290,998            460,558

ASSETS HELD FOR SALE                                                                          --            141,575

TRADE NOTES RECEIVABLE, net of allowance for doubtful notes of
             $872,467 and $898,039, respectively                                       3,601,029          3,077,918

GOODWILL, net                                                                          5,408,617          5,599,553

PURCHASED FRANCHISE RIGHTS, net                                                        2,298,851            938,823

COVENANT NOT TO COMPETE, net                                                              71,661             91,665

NET DEFERRED TAX ASSET                                                                   299,013            867,773

OTHER ASSETS                                                                             304,988            398,455
                                                                                     -----------        -----------

TOTAL ASSETS                                                                         $19,416,927        $18,717,300
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

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     DECEMBER 31,
                                                                           ---------------------------------
                                                                                1999                 1998
                                                                           ------------         ------------
CURRENT LIABILITIES:
       Accounts payable, trade                                             $    577,500         $    326,464
       Accounts payable to related parties                                           --               13,723
       Accrued liabilities                                                    1,399,378            1,166,439
       Deferred franchise sales revenue                                         405,757              421,428
       Litigation reserves                                                      244,096            1,103,211
       Current maturities of long-term debt                                   1,131,600              534,767
                                                                           ------------         ------------

          TOTAL CURRENT LIABILITIES                                           3,758,331            3,566,032

LONG-TERM DEBT, less current maturities                                       1,481,707            1,799,821

DEFERRED FRANCHISE SALES REVENUE                                                417,432              734,318
                                                                           ------------         ------------

TOTAL LIABILITIES                                                             5,657,470            6,100,171

Commitments and contingencies

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value - 500,000 shares authorized,
               none outstanding                                                      --                   --
       Common stock, $.10 par value - 15,000,000 shares authorized;
               7,645,185 issued and 7,005,914 outstanding in 1999;
               7,228,585 issued and 6,999,360 outstanding in 1998               764,519              722,859
       Additional paid-in capital                                            10,183,855            9,653,691
       Retained earnings                                                      4,131,821            2,596,872
       Accumulated other comprehensive income (loss)                           (130,052)             (61,657)
       Treasury stock, at cost, 639,271 shares in 1999 and 229,225
               shares in 1998                                                (1,190,686)            (294,636)
                                                                           ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                   13,759,457           12,617,129
                                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 19,416,927         $ 18,717,300
                                                                           ============         ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                          YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                        1999                 1998
                                                    ------------         ------------
REVENUES:
     Royalties                                      $  9,416,439         $  8,483,380
     Franchise fees                                    4,314,885            2,474,579
     Sales of products and services                    1,599,493            1,858,339
     Tax services                                             --              673,234
     Interest                                            542,944              594,391
     Other                                               550,376              727,257
                                                    ------------         ------------
        TOTAL REVENUES                                16,424,137           14,811,180
                                                    ------------         ------------

COSTS AND EXPENSES:
     General, administrative and selling              11,778,559           13,644,074
     Costs of product and service sales                1,359,971            1,540,368
     Cost of tax service revenues                             --              494,080
     Depreciation and amortization                       811,925              695,526
     Interest                                             87,410               97,134
                                                    ------------         ------------
        TOTAL COSTS AND EXPENSES                      14,037,865           16,471,182
                                                    ------------         ------------

OPERATING INCOME (LOSS)                                2,386,272           (1,660,002)
                                                    ------------         ------------

OTHER INCOME:
     Gain on sale of assets                                   --            1,445,563
     Gain on sale of securities                               --              332,920
                                                    ------------         ------------
        TOTAL OTHER INCOME                                    --            1,778,483
                                                    ------------         ------------

Income before income taxes                             2,386,272              118,481
Income tax expense                                      (851,323)             (65,221)
                                                    ------------         ------------

NET INCOME                                          $  1,534,949         $     53,260
                                                    ============         ============


EARNINGS PER SHARE - BASIC                          $       0.22         $       0.01
                                                    ============         ============

EARNINGS PER SHARE - DILUTED                        $       0.22         $       0.01
                                                    ============         ============

WEIGHTED AVERAGE COMMON SHARES                         6,968,401            6,910,587
                                                    ============         ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                        7,121,770            7,061,659
                                                    ============         ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUTIY AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECMEBER 31, 1999 AND 1998

                                                                                                              COMPREHENSIVE
                                                                STOCKHOLDERS' EQUITY                          INCOME (LOSS)
                                                             -----------------------------            -----------------------------
                                                              SHARES             DOLLARS                 1998              1999
                                                             ---------        ------------            ---------        ------------
COMMON STOCK
     Balance at January 1,1998                               6,895,252        $    689,526
        Issuance of common stock                               333,333              33,333
                                                             ---------        ------------
     Balance at December 31,1998                             7,228,585             722,859
        Issuance of common stock                               416,600              41,660
                                                             ---------        ------------
     Balance at December 31, 1999                            7,645,185             764,519
                                                             ---------        ------------

ADDITIONAL PAID-IN CAPITAL
     Balance at January 1,1998                                                   9,020,358
        Issuance of stock                                                          633,333
                                                                              ------------
     Balance at December 31,1998                                                 9,653,691
        Issuance of common stock                                                   520,164
        Issuance of warrants                                                        10,000
                                                                              ------------
     Balance at December 31, 1999                                               10,183,855
                                                                              ------------

RETAINED EARNINGS
     Balance at January 1,1998                                                   2,543,612
        Net income                                                                  53,260            $  53,260
                                                                              ------------
     Balance at December 31,1998                                                 2,596,872
        Net income                                                               1,534,949                             $  1,534,949
                                                                              ------------
     Balance at December 31, 1999                                                4,131,821
                                                                              ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance at January 1,1998                                                      74,012
        Reduction in carrying value of investments
             (net of tax of $21,774)                                               (42,266)             (42,266)
        Foreign currency translation adjustment                                    (93,403)             (93,403)
                                                                              ------------
     Balance at December 31,1998                                                   (61,657)
        Reduction in carrying value of investments                            ------------
             (net of tax benefit of $63,824)                                      (134,686)                                (134,686)
        Foreign currency translation adjustment                                     66,291                                   66,291
                                                                              ------------
     Balance at December 31,1999                                                  (130,052)
                                                                              ------------

TREASURY STOCK
     Balance at January 1,1998                                (119,825)            (94,171)
        Purchase of treasury stock                            (109,400)           (200,465)
                                                             ---------        ------------
     Balance at December 31,1998                              (229,225)           (294,636)
        Purchase of treasury stock                            (410,046)           (896,050)
                                                             ---------        ------------
     Balance at December 31,1999                              (639,271)         (1,190,686)
                                                             ---------        ------------            ---------        ------------
TOTAL STOCKHOLDERS' EQUITY                                   7,005,914        $ 13,759,457
                                                             =========        ============

TOTAL COMPREHENSIVE INCOME                                                                            $ (82,409)       $  1,466,554
                                                                                                      =========        ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  1999                1998
                                                                              -----------         -----------
Operating activities:
     Net income                                                               $ 1,534,949         $    53,260
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                             811,925             695,526
        Gain on sale of assets                                                         --          (1,445,563)
        Gain on sale of securities                                                     --            (332,920)
        Change in reserve for doubtful accounts                                    43,605             531,918
        Notes received for franchise sales                                     (2,621,964)         (1,546,931)
        Change in deferred tax asset                                              568,760            (437,994)
        Other adjustments                                                           6,280             (17,273)
    Changes in assets and liabilities (net of business acquisition and business dispositions):
        Accounts and interest receivable                                         (178,992)             40,414
        Net change in receivables / payables to related parties                  (302,681)           (236,402)
        Inventories                                                                14,234             (21,053)
        Prepaid expenses                                                          (19,642)             88,935
        Federal income tax receivable                                            (301,579)                 --
        Accounts payable and accrued liabilities                                 (168,894)            851,688
        Deferred franchise sales revenue                                           41,683            (140,615)
        Other                                                                      41,820             (74,328)
                                                                              -----------         -----------
  Net cash used in operating activities                                          (530,496)         (1,991,338)
                                                                              -----------         -----------

Investing activities:
    Collections on notes receivable                                             1,390,617           1,323,826
    Proceeds from sale of assets                                                  150,182           3,609,793
    Acquisition of business                                                            --          (3,225,000)
    Purchases of property and equipment                                          (305,718)           (460,795)
    Purchases of franchise rights                                                (660,787)           (586,564)
    Acquisition of other assets                                                   (51,178)            (31,574)
    Purchase of marketable securities                                            (139,350)         (1,168,753)
    Sale of marketable securities                                               1,169,685           1,855,002
    Collections on notes receivable from related parties                          146,982             150,863
                                                                              -----------         -----------
  Net cash provided by investing activities                                     1,700,433           1,466,798
                                                                              -----------         -----------

Financing activities:
    Purchases of treasury stock                                                  (896,050)           (200,465)
    Proceeds from exercise of stock options                                       561,824                  --
    Proceeds from borrowings                                                           --              55,000
    Payments on borrowings                                                       (777,527)           (399,983)
                                                                              -----------         -----------
  Net cash used in financing activities                                        (1,111,753)           (545,448)
                                                                              -----------         -----------

Net increase (decrease) in cash and cash equivalents                               58,184          (1,069,988)
Cash and cash equivalents, beginning of period                                    498,199           1,568,187
                                                                              -----------         -----------

Cash and cash equivalents, end of period                                      $   556,383         $   498,199
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

         The Company provides a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns six such businesses, which have an aggregate of approximately 750 franchises located in the United States and Canada, and through their master licensees, approximately 250 franchisees in 19 other foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, the commitment of the Company to its mission and vision statements and the established reputation of its management team.

         In 1998 and 1999, the Company operated its businesses through the following wholly owned subsidiaries:

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter,"(R) with 191 franchise operations in the United States and Canada, and, through master licensees, 72 franchises in eight other countries. In 1999, Mr. Rooter accounted for approximately 32.3% of the Company's consolidated revenues as compared to 28.4% in 1998.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning and dyeing, air duct cleaning, and smoke, fire and water restoration services, with 324 franchises in the United States and Canada and, through master franchise licensees, 144 franchise operations in 13 other countries. In 1999, Rainbow accounted for approximately 17.9% of the Company's consolidated revenues as compared to 17.8% in 1998.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). Mr. Electric has 87 franchises in the United States and Canada, and through master licenses, 25 franchise operations in two other countries. In 1999, Mr. Electric accounted for approximately 10.0% of the Company's consolidated revenues as compared to 8.8% in 1998.

         o Synergistic International, Inc., which was incorporated in July 1998, is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass. The Company purchased the concept in July 1998, from an unrelated third party. Glass Doctor has 46 franchisees, all in the United States. In 1999, Glass Doctor accounted for approximately 14.5% of the Company's consolidated revenues as compared to 5.5% in 1998.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark Aire Serv(R) and has 52 franchises in the United States and Canada, and two foreign master licensees. In 1999, Aire Serv accounted for approximately 7.0% of the Company's consolidated revenues as compared to 4.5% in 1998.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of businesses relating to service and repair of appliances (both residential and commercial). Mr. Appliance(R)began franchising in September 1996, and has 35 franchises in the United States. In 1999, Mr. Appliance accounted for approximately 2.3% of the Company's consolidated revenues as compared to 1.4% in 1998.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24 hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 1999, National Accounts accounted for approximately 9.3% of the Company's consolidated revenues as compared to 10.3% in 1998.

         o The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January of 1998, in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In 1999, TDG Canada accounted for approximately 2.6% of the Company's consolidated revenues as compared to 1.8% in 1998.

         o General Business Services, Inc. ("GBS") is a franchisor of management services businesses. General Tax Services, Inc. ("GTS"), a wholly-owned, non-franchising subsidiary of GBS, provides tax return preparation and tax research services to GBS and EKW franchisees. In July 1998, the Company sold substantially all of the assets and the business of GBS (see
                  Note 4). In 1998, GBS accounted for approximately 10.5% of the Company's consolidated revenues.

         o Edwin K. Williams & Co. ("EKW") is a franchisor of information systems and financial management service businesses, specifically designed to meet the special needs of small businesses. In July 1998, the Company sold substantially all of the assets and the business of EKW (see Note 4). In 1998, EKW accounted for approximately 5.8% of the Company's consolidated revenues.

The Company's primary sources of revenues are as follows:

         o Royalties from existing franchisees based on a percentage of each franchisee's gross sales. These fees generally range from 2% to 7% of the franchisee's sales, depending upon the particular franchise concept and upon various other factors.

         o Franchise fees generated from the sale of new franchise territories.

         o        Sales of services to unrelated third parties by National
                  Accounts.

B.       Inventories

         Inventories consist of products to be sold to the Company's franchisees and are stated at the lower of cost (first-in, first-out method) or market.

C.       Property and Equipment

         Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty years. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of property capitalized under capital leases is included with depreciation expense.

         The Company reviews the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that such carrying value may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. There was no such impairment recorded in 1999 or 1998. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the estimated cost of selling.

D.       Earnings Per Share (EPS)

         Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation:


                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                          ----------------------------------------------------
                                           Net Income             Shares             Per Share
                                          (Numerator)          (Denominator)           Amount
                                          -----------          ------------          ---------


Basic EPS                                 $ 1,534,949             6,968,401           $   .22
                                          ===========                                 =======

Effect of dilutive securities
    Warrants and options                                            153,369
                                                                 ----------

Diluted EPS                               $ 1,534,949             7,121,770           $   .22
                                          ===========            ==========           =======



                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                          ----------------------------------------------------
                                           Net Income             Shares             Per Share
                                          (Numerator)          (Denominator)           Amount
                                          -----------          ------------          ---------



Basic EPS                                 $    53,260             6,910,587           $   .01
                                          ===========                                 =======

Effect of dilutive securities
     Warrants and options                                           151,072
                                                                 ----------

Diluted EPS                               $    53,260             7,061,659           $   .01
                                          ===========            ==========           =======


         Options and warrants to purchase 490,325 and 595,325 shares of common stock were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares. Of such options and warrants, 335,325 were still outstanding at the end of 1999.

E.       Cash and Cash Equivalents

         The Company considers all cash and highly liquid investments purchased with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Cash equivalents includes, but is not limited to, money market funds of $33,270 at December 31, 1999 and $76,703 at December 31, 1998.

F.       Franchise Operations

         Revenues from the sale of individual franchises in the United States and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Regional franchise agreements have been sold in the past which grant the regional franchisees the right to sell individual franchises in their territory. The regional franchisees generally receive commissions on individual franchises sold as well as a share of royalties collected from franchisees in their territory. Interest on trade notes receivable is accrued and recorded as income, net of an allowance for uncollectible amounts, when due. In situations where revenues from franchise sales is collectible over an extended period of time, down payments are not sufficient and/or collectibility is not reasonably certain, revenue is recognized on the installment method as amounts are collected or when collection is reasonably assured. Interest on trade notes receivable resulting from sales recorded on the installment method is recorded when received.

         Revenue from franchise royalties is generally recognized when earned.

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

G.       Assets Held for Sale

         At December 31, 1998, the Company owned real estate in Waco, Texas which was held for resale and carried at fair market value. The real estate was sold in 1999.

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

I.       Goodwill and Covenant Not to Compete

         Goodwill, which is the excess of the cost of acquiring Glass Doctor over the fair value of the net assets acquired, is being amortized on a straight-line basis over the expected period to be benefited, which is 30 years. It is the Company's policy to evaluate the carrying amount of goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows, undiscounted and without interest, would be less than the carrying amount. An impairment loss would be recorded in the period in which such determination is made based on the fair value of the business. There was no such impairment recorded in 1999 or 1998. Glass Doctor was acquired in July of 1998 (see Note 5). Amortization expense was $190,936 in 1999 and $71,823 in 1998.

         In connection with the acquisition, the Company also recorded $100,000 as the value of a covenant not to compete. This amount is being amortized over five years, the life of the agreement. Amortization expense was $20,000 in 1999 and $8,334 in 1998.

J.       Purchased Franchise Rights and Other Intangible Assets

         The Company may from time-to-time repurchase regional franchise rights. Regional franchise repurchases are recorded at the lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. Periodically the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if an impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis is performed and an impairment loss is recorded. There was no such impairment recorded in 1999 or 1998. The Company had an investment of $2,298,851 and $938,823 in purchased franchise rights at December 31, 1999 and 1998, respectively.

         The costs of purchased franchise rights are amortized using the straight-line method over their estimated lives of five to seven years. The costs of other intangible assets, primarily patents and trademarks, are amortized over fifteen years.

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

L.       Marketable Securities

         Marketable securities, available-for-sale are carried at fair value, with unrealized gains or losses, net of tax, reported in accumulated other comprehensive income in stockholders' equity. The increase or decrease in such gains or losses in a given year is reported as comprehensive income. Realized gains and losses are included in income.

         At December 31, 1999 and 1998, the amortized cost and estimated fair values of marketable securities are shown below.


                       DECEMBER 31, 1999
 -------------------------------------------------------------
     AMORTIZED          NET UNREALIZED       ESTIMATED FAIR
        COST                LOSSES               VALUE

     $ 916,687             $ 32,970            $ 883,717



                      DECEMBER 31, 1998
--------------------------------------------------------------
     AMORTIZED          NET UNREALIZED       ESTIMATED FAIR
       COST                 GAINS                VALUE
    $1,925,571             $48,100             $1,973,671


         During 1999, the Company purchased marketable securities at a cost of $139,350 and sold marketable securities receiving proceeds of $1,169,685. At December 31, 1999, the estimated fair value of marketable securities was comprised of $505,775 in U.S. Treasury bills and $377,942 in common stocks and mutual funds. At December 31, 1998, the estimated fair value of marketable securities was comprised of $1,499,494 in U.S. Treasury bills and $474,267 in common stock and mutual funds. At December 31, 1999 the Company held restricted stock in an unrelated public company which was received from the sale of GBS and EKW. At that date, the Company showed an unrealized loss, net of tax, of $81,180. Such unrealized loss is included in accumulated other comprehensive income on the Company's balance sheet.

M.       Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to 1999 presentation.

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

O.       New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe that this will have a material impact on the Company's financial statements. Implementation of this standard has recently been delayed by the FASB for a twelve-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of effective date of FASB Statement No. 133". The Company will adopt SFAS as required for the first quarterly filing of fiscal year 2001.


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

         In September 1998, the Company's Board of Directors authorized the purchase of up to 100,000 shares of its common stock outstanding, and in December 1998, increased that amount to 150,000 shares. In the fourth quarter of 1998, the Company purchased 109,400 of such shares at a cost of $200,465.

         In 1999, the Company's Board of Directors increased the amount of treasury stock authorized to be purchased to 550,000 shares. During 1999, the Company repurchased 410,046 shares at a cost of $896,050, resulting in a balance of 639,271 shares of treasury stock at a cost of $1,190,686.

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

C.       Warrants and Non-Employee Stock Options

         In connection with the purchase of Mr. Rooter in 1989, the Company issued options to purchase 385,000 shares of the Company's Common Stock to Mr. Dwyer, as follows: (1) 135,000 shares at an exercise price of $1.00 per share, and (2) 250,000 shares at an exercise price of $1.50 per share. In 1994, all of the options exercisable at $1.50 per share and 45,000 of the options exercisable at $1.00 per share were transferred to a related third party. The remaining 90,000 options were owned by a partnership controlled by Ms. Dwyer. All of the above noted options were exercised in April of 1999.

         In 1996, in connection with a consulting agreement, the Company granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.38 per share, to a non-employee of the Company. These options vest on a graded schedule of 20% per year beginning July 1, 1996, and expire in July of 2001.

         In 1996, in connection with the purchase of franchise rights, the Company issued options to purchase 28,500 shares of the Company's Common Stock, at an exercise price of $2.25 per share, to a non-employee of the Company. These options vest on a graded schedule of 20% per year beginning March of 1998 and expire in March of 2003.

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

         In 1997, in connection with the purchase of franchise rights, the Company granted options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, to a non-employee of the Company. These options expire in April of 2002.

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

         In 1998, the Company issued warrants to purchase the Company's Common Stock to former employees of the Company in connection with severance agreements, as follows:


             NUMBER OF WARRANTS                    EXERCISE PRICE                    EXPIRATION DATE
             ------------------                    --------------                    ---------------

                    12,500                             $2.63                            April 2005
                    21,420                             $2.00                           August 2008

         In 1999, the Company agreed to issue 100,000 warrants to purchase the Company's Common Stock to a nonaffiliated third party in connection with the purchase of franchise rights. The warrants were issued at an exercise price of $3.00 per share and expire in 2005.

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

         Under the Plan, the Company is authorized to issue up to 700,000 shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options not qualified under Section 422 of the Code. Awards may be granted to selected employees, directors or consultants of the Company or any subsidiary. In 1999 and 1998, the Company granted both incentive stock options and nonqualified stock options.

         Employee Stock Options

         The Company granted a total of 123,500 and 129,500 awards in the form of incentive stock options and nonqualified stock options under the Plan in 1999 and 1998, respectively. Under the Plan, the options granted have contractual terms of 10 years. The incentive options granted generally vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. All options granted have an exercise price that is equal to or greater than the fair market value of a share of common stock on the grant date.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

         A summary of the status of the Company's stock options as of December 31, 1999 and 1998, and the changes during the years ended on those dates is presented below.


                                                                1999                                 1998
                                                   --------------------------------      -------------------------------
                                                   # of Shares         Weighted          # of Shares         Weighted
                                                    Underlying          Average          Underlying          Average
                                                     Options        Exercise Prices        Options       Exercise Prices
                                                   -----------      ---------------      -----------     ---------------
      Outstanding at beginning of the year            506,726           $ 2.32             437,646            $2.41
      Granted                                         123,500           $ 1.99             129,500            $1.93
      Exercised                                       (31,600)          $ 1.64                  --              N/A
      Forfeited                                          (501)          $ 2.12             (60,420)           $2.09
      Expired                                              --              N/A                  --              N/A
                                                     --------                            ---------            -----
      Outstanding at end of year                      598,125           $ 2.29             506,726            $2.32
                                                     ========                            =========
      Exercisable at end of year                      292,450           $ 2.62             263,326            $2.63
                                                     ========                            =========

                                                                              1999                          1998
                                                                              ----                          ----
      Weighted-average grant date fair value of all options
             granted during the year                                          $1.35                         $1.34


         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999 and 1998: dividend yield of 0%; risk-free interest rates are different for each grant and range from 5.21% to 6.98%; the expected lives of options are from 2.5 to 6 years; and volatility of 50% for all grants.

         The following table summarizes information about stock options outstanding at December 31, 1999:


                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                             ----------------------------------------------             --------------------------------
                                              Wgtd. Avg.
           Range of            Number          Remaining       Wgtd. Avg.                  Number           Wgtd. Avg.
        Exercise Prices      Outstanding      Contr. Life    Exercise Price             Exercisable       Exercise Price
        ---------------      -----------      -----------    --------------             -----------       --------------

        $1.64 to $3.00         518,125         7.5 years          $2.07                   218,450             $2.24
        $3.01 to $4.25         80,000          5.6 years          $3.73                    74,000             $3.77

         Pro Forma Net Income (Loss) and Earnings (Loss) Per Common Share

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share for 1999 and 1998 would approximate the pro forma amounts below:


                                                    AS REPORTED        PRO FORMA          AS REPORTED         PRO FORMA
                                                    -----------        ----------         -----------        ----------
                                                       1999              1999                 1998               1998
                                                    -----------        ----------         -----------        ----------

      SFAS 123 Charge                               $        --        $  107,000           $     --         $   65,000
      APB25 Charge                                           --                --                 --                 --
      Net Income (Loss)                             $ 1,535,000        $1,428,000           $ 53,000         $  (12,000)
      Basic Earnings Per Share                      $       .22        $      .20           $    .01         $      .00
      Diluted Earnings Per Share                    $       .22        $      .20           $    .01         $      .00

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

NOTE 3. TRADE NOTES RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

         The Company receives various notes from the sale of new franchises. These notes receivable are generally collateralized by the rights to the related franchise territory sold, and bear interest at the approximate market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31, is as follows:


                                                                               1999         1998
                                                                           ----------   ----------

Amounts due within one year, net of allowance for doubtful
      amounts of $56,053 and $43,433 in 1999 and 1998, respectively        $1,345,267   $1,042,377
Amounts due after one year, net of allowance for doubtful amounts
     of $872,467 and $898,039 in 1999 and 1998, respectively                3,601,029    3,077,918
                                                                           ----------   ----------

Total notes receivable                                                     $4,946,296   $4,120,295
                                                                           ==========   ==========

         Activity in the allowance for uncollectible amounts was as follows:


                                                                              1999         1998
                                                                           ---------    ---------

Balance, January 1                                                         $ 941,472    $ 816,054
Provision for doubtful accounts
                                                                             404,964      531,918
Write-offs                                                                  (417,916)    (406,500)
                                                                           ---------    ---------

Balance, December 31                                                       $ 928,520    $ 941,472
                                                                           =========    =========

         At December 31, 1999 and 1998, the amounts of deferred revenue from franchise sales were $823,189 and $1,155,746, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 2000 through 2007.

         At December 31, 1999, interest rates on trade notes receivable ranged from 7% to 12%.


NOTE 4. DISPOSITION OF ASSETS

         In July of 1998, the Company sold substantially all of the assets and the business of two of its franchising subsidiaries, GBS and EKW, to Century Business Services, Inc. ("Century"). The Company received $3.8 million in cash and can receive up to 47,407 restricted shares of Century common stock (the "Stock") subject to certain contingencies. The Stock is subject to a two-year lock-up agreement. Up to one-half of the Stock could have been earned based on the renewal of certain GBS franchisees by December 31, 1998. The Company earned 18,891 shares based on these renewals and received these shares in 1999. The other half of the Stock is being held in escrow for two years and 90 days from the date of the agreement in order to facilitate the payment to Century for any losses incurred by Century which are subject to indemnification by the Company. At this time, management cannot estimate the amount of this portion of the Stock which will eventually be received by the Company. Century also assumed certain liabilities of GBS and EKW.

         Also in July of 1998, the Company sold its minority interest in Service Station Computer Systems, Inc. (SSCS), an additional asset of EKW, for $150,000 in cash and a note with a present value of $45,000.

         The Company recorded a gain on the sale of the assets net of the liabilities assumed by Century. The gain was calculated as follows:


Net cash proceeds(1)                                 $    3,609,793
Century Stock(2)                                            178,500
Note receivable                                              45,000
                                                     --------------
Total proceeds                                            3,833,293

Less:  Net book value of assets sold and
           liabilities assumed                            2,387,730
                                                     --------------
Pre-tax gain on sale                                 $    1,445,563
                                                     ==============

----------------

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

         The unaudited pro forma information for the period set forth below gives effect to the disposition as if it had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the transaction been consummated at the beginning of the period presented nor does the information purport to be indicative of future results.


                                                       Year Ended
                                                    December 31, 1998
                                                    -----------------

Revenues                                             $   10,956,519
                                                     ==============
Net Income                                           $      240,877
                                                     ==============
Basic Earnings  Per Share                            $          .03
                                                     ==============
Diluted Earnings  Per Share                          $          .03
                                                     ==============


NOTE 5. GLASS DOCTOR ACQUISITION

         In July of 1998, the Company acquired substantially all of the assets of Glass Doctor Corporation and Glassmarks, Inc., all of such assets being associated with the Glass Doctor franchise concept. Glass Doctor is a national franchisor of service centers whose business is the replacement of automobile, residential and commercial glass. At the time of acquisition, Glass Doctor's franchise system was comprised of 26 franchisees in the United States that were generating over $33 million per year in system-wide sales. On a pro forma basis in 1998, Glass Doctor would have added approximately $1.5 million to the Company's annual revenues. The acquisition was funded by a combination of $3.225 million in cash, a note payable of $1.9 million and the issuance of 333,333 shares of the Company's common stock valued at the then current market share price of $2 per share. A recap of the total purchase price follows:



Cash to seller                                       $3,225,000
Note to seller                                        1,900,000
Common stock issued                                     666,666
Misc. acquisition costs                                 111,195
                                                     ----------
                                                     $5,902,861
                                                     ==========

         The acquisition was accounted for as a purchase, and accordingly, the operating results of Glass Doctor have been included in the accompanying consolidated financial statements since the date of acquisition. The aggregate acquisition cost was allocated to the net assets of Glass Doctor based upon their respective fair market values, with the excess recorded as goodwill. The allocation of the purchase price based on the estimated fair value of the assets acquired is as follows:


Tangible assets, net of liabilities                  $  131,485
Covenant Not to Compete                                 100,000
Goodwill                                              5,671,376
                                                     ----------
                                                     $5,902,861
                                                     ==========

         The unaudited pro forma information for the period set forth below gives effect to the acquisition as if it had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the transaction been consummated at the beginning of the period presented nor does the information purport to be indicative of future results.



                                                          Year Ended
                                                       December 31, 1998
                                                     ------------------

Revenues                                             $       15,605,087
                                                     ==================
Net Loss                                             $          (49,179)
                                                     ==================
Basic Loss Per Share                                 $             (.01)
                                                     ==================
Diluted Loss Per Share                               $             (.01)
                                                     ==================


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

         In 1999, the Company purchased franchise rights for two territories from nonaffiliated third parties. The total purchase price of approximately $1,521,000 was capitalized as Purchased Franchise Rights. Of such purchase price, approximately $661,000 was paid in cash. The Company issued a note payable for $850,000 and common stock warrants valued at $10,000 to fund the balance of the purchase price.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:


                                      DECEMBER 31, 1999             DECEMBER 31, 1998
                                 ---------------------------   ---------------------------
                                   CARRYING                      CARRYING
                                    AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                 ------------   ------------   ------------   ------------

Trade notes receivable           $  4,946,296   $  4,901,296   $  4,120,295   $  3,936,688
Notes payable                    $  2,613,307   $  2,597,956   $  2,334,588   $  2,161,482

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

NOTE 8. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:


                                           1999           1998
                                      ------------   ------------
Land                                  $     57,159   $     57,159
Building and improvements                  184,131        180,720
Machinery and equipment                  1,852,731      1,706,740
Furniture and fixtures                     190,123        198,149
                                      ------------   ------------
                                         2,284,144      2,142,768
Less accumulated depreciation            1,248,037      1,038,906
                                      ------------   ------------
                                      $  1,036,107   $  1,103,862
                                      ============   ============

Depreciation expense for the years ended December 31, 1999 and 1998 was $369,791 and $367,288, respectively.

NOTE 9. INCOME TAXES

         Federal income tax expense/benefit for the years ended December 31, 1999 and 1998 was as follows:



                                               1999         1998
                                           ----------   ----------

Current tax expense                        $  282,562   $  503,215

Deferred tax expense (benefit)                568,761     (437,994)
                                           ----------   ----------


Total tax expense                          $  851,323   $   65,221
                                           ==========   ==========

         A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 1999 and 1998:


                                                     1999                       1998
                                           -----------------------    -----------------------
                                             AMOUNT      PERCENT        AMOUNT      PERCENT
                                           ----------   ----------    ----------   ----------
Federal income tax at statutory rate       $  811,332           34%   $   40,284           34%
Goodwill amortization not deductible
    for tax purposes                                                          --
State taxes                                    17,700            1%        6,200            5%
Other permanent differences                    22,291            1%       18,737           16%
                                           ----------   ----------    ----------   ----------


Total tax expense                          $  851,323           36%   $   65,221           55%
                                           ==========   ==========    ==========   ==========


         The components of deferred income tax assets and liabilities at December 31, 1999 and 1998 were as follows:


                                                           1999             1998
                                                     -------------    -------------

Deferred tax liabilities:
   Accelerated depreciation and amortization         $    (217,850)   $    (142,644)
   Franchise agreements                                                          --
   Intangibles                                            (224,256)         (27,253)
                                                     -------------    -------------
Total deferred income tax liabilities                     (442,106)        (169,897)

Deferred tax assets:
   Patents and trademarks                                   21,489           21,282
   Franchise agreements                                     27,606           15,266
   Minimum tax credits                                     807,566          807,566
   Reserves                                                558,789          864,652
   Deferred fees                                           103,280           89,108
   Other                                                        --           17,407
                                                     -------------    -------------
Total deferred tax assets                                1,518,730        1,815,281

Valuation allowance                                       (777,611)        (777,611)
                                                     -------------    -------------

Net deferred income tax asset                        $     299,013    $     867,773
                                                     =============    =============


         The Company establishes valuation allowances in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and is recognizing benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

         The Company expects to realize the net asset principally through the implementation of reasonable tax strategies based on future income projections. The valuation allowance as of December 31, 1999 and 1998 pertains primarily to the minimum tax credits available for carryforward. Management has determined it is unlikely that this component of the deferred tax asset will be realized.

         At December 31, 1999, the Company has available unused preacquisition minimum tax credit carryforwards of Ekwill Acquisition Corporation ("Ekwill"), of which EKW is a wholly owned subsidiary. This minimum tax credit carryforward has no expiration date. These preacquisition carryforwards may be used only to offset taxable income, if any, of Ekwill and may not be used to offset future taxable income of any other member of the group with which Ekwill files a consolidated return. The amount of the preacquisition carryforwards which may be applied in any one year is limited to the lesser of Ekwill's taxable income or $67,000, as applied on a cumulative basis. Carryovers have only been recognized for financial reporting purposes to the extent of Ekwill's taxable temporary differences. To the extent that the carryovers exceed Ekwill's taxable temporary differences, a valuation allowance has been created.


NOTE 10.    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

         The following notes payable and capital lease obligations were outstanding at December 31, 1999 and 1998:


                                                                                          1999             1998
                                                                                     --------------   --------------

Note payable to an individual pursuant to the acquisition of Glass Doctor, with interest at 5 1/2%, payable in quarterly installments of $140,108, with the
remaining balance due in July 2002                                                   $    1,314,197   $    1,786,017

8% note payable to an individual for purchase of franchise rights. Principal payments of $450,000 in January 2000, $200,000 in January 2001 and $200,000 in
January                                                                                     850,000               --


Notes payable to a finance company under performance guarantees, with interest
at approximately 15%, payable in monthly installments through 2001                          317,494          205,000

Note payable with no interest to an individual. Minimum payments of $1,000 per
month with a balloon of the remaining balance due November 2002                              90,850          103,850

Obligations under capital leases, interest of approximately 13.5%, due in
monthly installments through December 2000                                                   18,071           40,660

10% note payable to a finance company, assumed in 1996 pursuant to a regional
franchise repurchase, due in installments through October 2000                               12,458           22,507

12.5% note payable to a finance company, assumed in 1997 pursuant to a performance guarantee, due in monthly payments of $787 per month including
interest, through December 2000                                                              10,237           18,582

9.25% mortgage loan from a bank, collateralized by property in Waco, Texas                       --          148,860

10% note payable to an employee due in monthly payments through June 1999                        --            6,998

13.2% notes payable to a finance company, assumed in 1997 pursuant to a performance guaranty, due in monthly payments of $798 per month, including
interest                                                                                         --            2,114
                                                                                     --------------   --------------

                                                                                          2,613,307        2,334,588

Less current portion                                                                      1,131,600          534,767
                                                                                     --------------   --------------

Notes payable and capital lease obligations - long term                              $    1,481,707   $    1,799,821
                                                                                     ==============   ==============

         Maturities of notes payable and capital lease obligations are as follows:


                  2000                  $   1,131,600
                  2001                        836,347
                  2002                        571,876
                  2003                         30,633
                  2004                         12,000
                  2005 and beyond              30,851
                                        -------------
                                        $   2,613,307
                                        =============

         In February of 2000, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank. Of such total amount, $700,000 was received and was used primarily to fund a portion of the purchase price of regional franchise rights as described in Note 19.


NOTE 11.    RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with its Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates"). The Company currently leases its principal executive and administrative facilities from an Affiliate, under an operating lease which expires on December 31, 2000, requiring monthly lease payments of approximately $31,000. In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from entities controlled by its majority stockholder. The Company expensed approximately $387,000 for these rents and services in 1999, and $592,000 in 1998.

         The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales commissions and management fees of approximately $582,000 in 1999, and $631,000 in 1998. In addition, from time to time, the Company and its Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         In January 1998, the Company agreed to purchase an Affiliate, Rainbow International Carpet Dyeing and Cleaning, Ltd., ("Rainbow Canada"), from Ms. Dwyer, for a purchase price of $250,000. Rainbow Canada owns the Rainbow franchise rights for Canada and at the time of purchase had 20 franchisees generating royalties of approximately $55,000 per year. The Company believes that the purchase price approximates the price that would be paid to an unrelated third party in a similar transaction.

         In 1999 and 1998, the Company paid an independent director $30,562 and $31,400, respectively, for consulting services. In addition another independent director provides consulting services regarding public relations, marketing and special projects to the Company. The Company paid approximately $123,000 and $110,000, in 1999 and 1998, respectively, for these services.

         In 1997, the Company entered into an agreement with related parties regarding cancellation of certain shares of the Company's Common Stock. See Note 2 (B) - "Escrow Shares".

         At December 31, 1999 and 1998, the Company had accounts, interest and notes receivable from related parties totaling approximately $2,229,000 and $2,037,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

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

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 1999, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $748,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. The Company also has the option of substituting its notes receivable from franchisees of equal or greater value. During 1998 and 1999, the Company did not exchange any such notes. Approximately $128,000 and $84,000 was paid to SunTrust during 1999 and 1998, respectively, representing monthly installments on behalf of franchisees in default. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In September 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. The Company receives from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. The Company paid approximately $69,000 and $39,000 on such delinquent notes in 1999 and 1998, respectively. The Company was not required to make any such payments in 1997. At December 31, 1999, the Company was contingently liable for approximately $540,000, relating to such notes. In 1998, management discontinued the practice of guaranteeing franchisee notes to third parties.

NOTE 13. EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. The Company did not make any contributions to the plan during 1999 or 1998. Each year the Board of Directors will determine the amount of any Company contribution based upon the Company's profitability.

NOTE 14. COMMITMENT AND CONTINGENCIES

         The Company leases its facilities from an Affiliate under an operating lease expiring December 31, 2000. The approximate minimum rental commitment for the year 2000 is $372,000. Rent paid to the Affiliate in both 1999 and 1998 was approximately $372,000.

NOTE 15. LITIGATION

         The Company and its subsidiaries are parties to various legal proceedings incidental to its normal business activities; many of which are covered by insurance. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse affect on the Company or its consolidated financial position, operations or cash flow. Management has estimated that the potential loss due to these proceedings does not exceed $250,000 at December 31, 1999. The Company accrued for its estimate of such losses when they became probable and estimable. In 1999, the Company resolved lawsuits and a potential lawsuit and made payments of $850,000. This amount was included in the accrual at December 31, 1998.

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

         Information by business segment is set forth below:


                                      1999            1998
                                 ------------    ------------
Revenues:
   Franchising                   $ 14,899,020    $ 13,284,506
   National Accounts                1,525,117       1,526,674
                                 ------------    ------------

      Total                      $ 16,424,137    $ 14,811,180
                                 ============    ============

Operating Income (Loss):
   Franchising                   $  2,485,591    $ (1,602,708)
   National Accounts                  (99,319)        (57,294)
                                 ------------    ------------

      Total                      $  2,386,272    $ (1,660,002)
                                 ============    ============



1999:                                                  NATIONAL
                                     FRANCHISING       ACCOUNTS           TOTAL
                                   --------------   --------------   --------------

Identifiable assets                $   19,114,005   $      302,922   $   19,416,927
Depreciation and amortization             809,558            2,367          811,925
Net capital expenditures                  305,718               --          305,718
Purchases of franchise rights             660,787               --          660,787




1998:                                                  NATIONAL
                                     FRANCHISING       ACCOUNTS           TOTAL
                                   --------------   --------------   --------------

Identifiable assets                $   18,426,523   $      290,777   $   18,717,300
Depreciation and amortization             693,339            2,187          695,526
Net capital expenditures                  456,997            3,798          460,795
Purchases of franchise rights             586,564               --          586,564


         All of the Company's interest income and interest expense is associated with Franchising.

(B)      Revenues from Foreign Operations



                                                 1999            1998
                                           -------------   -------------

   United States                           $  15,291,710   $  14,149,391
   Canada                                        428,952         248,183
   Other foreign countries                       703,475         413,606
                                           -------------   -------------
      Total                                $  16,424,137   $  14,811,180
                                           =============   =============


         All of the Company's long-lived assets are associated with United States and Canadian operations.


NOTE 17. SUPPLEMENTAL CASH FLOW


                                                 1999            1998
                                           -------------   -------------

Cash paid for interest                     $      88,705   $      80,762
Cash paid for income taxes                 $     615,000   $     450,000
Value of common stock issued
    for acquisition                        $          --   $     666,666
Value of stock received for
   sale of assets                          $          --   $     178,500
Notes and warrants issued for
    for purchase of franchise rights       $     860,000   $          --

NOTE 18. COMPREHENSIVE INCOME

         The components of comprehensive income (loss) at December 31, 1998 and 1999 were as follows:


                                                                   1999          1998
                                                               ----------    ----------

Foreign currency translation adjustment                        $  (27,112)   $  (93,403)
Unrealized gain (loss) on available for sale securities          (102,940)       31,746
                                                               ----------    ----------
    Total                                                      $ (130,052)   $  (61,657)
                                                               ==========    ==========

NOTE 19.    SUBSEQUENT EVENTS

         In February of 2000, the Company entered into an agreement to purchase franchise rights from a nonaffiliated third party. The transaction also included the purchase of notes receivable due from certain franchisees operating in the purchased territory. The Company paid $800,338 in cash and executed a promissory note for $1,750,000 in connection with the transaction.

         Also in February of 2000, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank. Of such total amount, $700,000 was received and was used primarily to fund a portion of the purchase price of regional franchise rights and notes described above.

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER     DESCRIPTION
   -------    -----------
     3.1      Certificate of Incorporation, as amended(1)

     3.2      Certificate of Amendment of Certificate of Incorporation filed June 12, 1987(2)

     3.3      Certificate of Amendment of Certificate of Incorporation filed May 8, 1988(2)

     3.4      Certificate of Amendment of Certificate of Incorporation filed July 30, 1993(2)

     3.5      Bylaws(1)

     4.1      Form of Representative's Warrant Agreement, including Representative's Warrant(2)

     4.2      Warrants to Purchase Common Stock issued to Norcross Securities, Inc.(2)

    10.1      Stock Option Plan, as amended, and form of Employee Stock Option Agreement(1)

    10.2      Form of Rainbow International Carpet Dyeing and Cleaning Co. License Agreement(2)

    10.3      Form of Mr. Rooter Corporation Franchise Agreement(2)

    10.4      Form of General Business Services License Agreement(2)

    10.5      Form of Aire Serv Corporation Franchise Agreement(2)

    10.6      Certificate of Registration of Service Mark "MR. ROOTER"(1)

    10.7      Certificate of Registration of Service Mark "QUICK-AS-A-WINK"(1)

    10.8      Certificate of Registration of Mr. Rooter logo(1)

    10.9      Certificate of Registration of Service Mark "Super Kleens" logo(1)

    10.10     Certificate of Registration for Service Mark "America's Trouble Shooter"(1)

    10.11     Certificate of Registration of Trademark "MR. ROOTER" issued by Office of Consumer and Corporate Affairs in Canada(1)

    10.12     Lease Agreement between Donald J. Dwyer and Mr. Rooter Corporation, dated December 20, 1991(2)

    10.13     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Training Center,
              commencing January 1, 1993(2)

    10.14     Lease Agreement between Donald J. Dwyer and Rainbow International Carpet Dyeing and Cleaning Waco Franchise,
              commencing January 1, 1993(2)

    10.15     Lease Agreement between Donald J. Dwyer and General Business Services, dated August 31, 1993(2)

    10.16     Lease Agreement between Donald J. Dwyer and Rainbow International, dated September 1, 1993(2)

    10.17     Lease Agreement between Donald J. Dwyer and The Dwyer Group, Inc., dated February 18, 1994(2)

    10.18     Agreement and Plan of Reorganization and Share Exchange(3)

    10.19     Agreement for Purchase and Sale of Assets of National Manufacturing & Supply Corporation(4)

    10.20     Franchisee Financing Agreement dated July 2, 1993, with Addendum dated December 23, 1993(4)

    10.21     Shareholders' Voting Proxy and Stock Sale Agreement, between Donald J. Dwyer, Sr. and Vernon Lee Russell and wife,
              Sylvia Russell, and the Company(5)

    10.22     Stock Purchase Agreement between Donald J. Dwyer, Sr., Vernon Lee Russell and Sylvia Russell(5)

    10.23     Stock Option Agreement between the Company and Donald J. Dwyer(5)

    10.24     Incentive Stock Option Agreement between the Company and John Appel for 25,000 shares of the Company's Common Stock(4)

    10.25     Incentive Stock Option Agreement between the Company and Douglas C. Holsted for 12,500 shares of the Company's Common
              Stock(1)

    10.26     Incentive Stock Option Agreement between the Company and Dina Dwyer-Owens for 2,500 shares of the Company's Common
              Stock(1)

    10.27     Incentive Stock Option Agreement between the Company and Robert A. Tunmire for 50,000 shares of the Company's Common
              Stock(1)

    10.28     Employment Contract between the Company and Donald J. Dwyer(1)

    10.29     Guaranty Agreement, executed December 1, 1982 by Rainbow International Carpet Dyeing and Cleaning Company(2)

    10.30     Guaranty Agreement, executed May 1, 1984 by Rainbow International Carpet Dyeing and Cleaning Company(2)

    10.31     Promissory Note, executed January 7, 1993, by and between Pride Venture Capital, Inc. and GTL Services, Ltd.(2)



    10.32     Form of Affiliate Transactions Agreement(2)

    10.33     Stock Purchase Agreement dated May 14, 1994 by and between The Dwyer Group, Inc., Co Data AG and Central Data BV(6)

    10.34     Irrevocable Stock or Bond Power, Note and Security Agreement, dated May 25, 1994, by and between Christian Mission
              Concerns, as lender, and the Company, as borrower(2)

    10.35     Mutual Release by and between General Business Services, Pride Venture Capital and GTL Services Ltd., effective
              June 10, 1994(2)

    10.36     Assignment of Judgments and Claims, executed by and between General Business Services, Inc., Pride Venture Capital,
              Inc., and GTL Services, Ltd., dated June 10, 1994(3)

    10.37     Promissory Note, executed June 8, 1994, by and between the Company and NationsBank of Texas, N.A.(2)

    10.38     Promissory Note, executed June 9, 1994, by and between the Company and Central National Bank(2)

    10.39     Certificate of Registration of Service Mark "Aire Serv", dated Jan. 25, 1994(7)

    10.40     Stock Purchase Agreement dated September 14, 1994, by and between E.K. Williams & Co. and Service Station Computers
              Systems, Inc.(7)

    10.41     Stock Option Agreement by and between the Company and James Sirbasku for 10,000 shares of the Company's Common
              Stock(7)

    10.42     Stock Option Agreement by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock(7)

    10.43     Stock Option Agreement by and between the Company and Anthony DeSio for 10,000 shares of the Company's Common Stock(7)

    10.44     Incentive Stock Option Agreement by and between the Company and Matthew Michel(7)

    10.45     Mutual Release by and between General Business Services, Inc., and Paul Woody effective June 30, 1996(8)

    10.46     Consulting Agreement by and between General Business Services, Inc., E.K. Williams & Co., and Paul Woody effective
              July 1, 1996(8)

    10.47     Stock Option Agreement by and between the Company and Paul Woody for 25,000 shares of the Company's Common Stock(8)

    10.48     Agreement dated as of June 1, 1993, between the Company and the personal representatives of Mr. Donald J. Dwyer, Sr., his Estate and the Dwyer Family Trust regarding cancellation of 340,300 Escrow Shares(9)

    10.49     Form Of Stock Option Agreement by and between the Company and Don Latin for 10,000 shares of the Company's Common
              Stock(10)

    10.50     1997 Stock Option Plan and Form Of Employee Stock Option Agreement(10)

    10.51     Form Of Warrant Agreement and Warrant issued to V. Lee Russell(10)

    10.52     Form Of Warrant Agreement and Warrant issued to David B. Duck.(10)

    10.53     Form Of Stock Option Agreement by and between the Company and Target Enterprises, Inc. for 28,500 shares of the
              Company's Common Stock.(10)

    10.54     Form Of Stock Option Agreement by and between the Company and John Hayes for 11,420 shares of the Company's Common
              Stock.(10)

    10.55     Asset Purchase Agreement dated July 24, 1998, by and among The Dwyer Group, Inc., Glassmarks, Inc., Glass Doctor
              Corporation and Barton G. Tracy.(11)

    10.56     Stock Purchase Agreement dated July 24, 1998, by and between The Dwyer Group, Inc., Barton G. Tracy and Glassmarks,
              Inc.(11)

    10.57     Asset Purchase  Agreement by and among Century Business Services,  Inc., General Business Services,  Inc., General Tax
              Services, Inc., Edwin K. Williams & Co., GBS Acquisition Corp. and The Company.(12)

    10.58     Form of Stock Option Agreement dated December 23, 1997, by and between the Company and Tom Buckley for 64,205 shares of the Company's Common Stock.(13)

    10.59     Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Tom Buckley for 15,000 shares of the Company's Common Stock.(13)

    10.60     Form of Stock Option Agreement dated January 28, 1998, by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock.(13)

    10.61     Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Donald E. Latin for 5,000 shares of the Company's Common Stock.(13)

    10.62     Form of Stock Option Agreement dated January 28, 1998, by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(13)

    10.63     Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Don Latin for 5,000 shares of the
              Company's Common Stock.(14)

   10.64      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Don Latin for 10,000 shares of the
              Company's Common Stock.(14)

   10.65      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Mike Bidwell for 16,000 shares of the Company's Common Stock.(14)

   10.66      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and John Hayes for 10,000 shares of the
              Company's Common Stock.(14)

   10.67      Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Tom Buckley for 10,000 shares of the Company's Common Stock.(14)

   10.68      Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Tom Buckley for 2,000 shares of the
              Company's Common Stock.(14)

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

(9) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1997 (SEC File No. 0-15227).

(10) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 1997 (SEC File No. 0-15227).

(11) Incorporated by reference to the Registrant's Form 8-K dated as of July 24, 1998 (SEC File No. 0-15227).

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).