Form 10QSB
period 2000-03-31
DWYER GROUP INC
filed 2000-05-15
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________



COMMISSION FILE NUMBER.......................................0-15227



                              THE DWYER GROUP, INC.
        -----------------------------------------------------------------
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


              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                    Outstanding at May 10, 2000
----------------------------                      ---------------------------
Common stock, $.10 par value                               7,002,314



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes   No X
                                                                   ---  ---

                              THE DWYER GROUP, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                 PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                and December 31, 1999................................................................3

                Consolidated Statements of Income for the Three Months Ended
                March 31, 2000 and 1999 (unaudited)..................................................4

                Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2000 and 1999 (unaudited)............................................5

                Notes to Condensed Consolidated Financial Statements...............................6-7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................8-9


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings...................................................................10

     Item 2.    Changes in Securities...............................................................10

     Item 3.    Defaults Upon Senior Securities.....................................................10

     Item 4.    Submission of Matters to a Vote of Security Holders.................................10

     Item 5.    Other Information...................................................................10

     Item 6.    Exhibits and Reports on Form 8-K....................................................10

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          MARCH 31,        DECEMBER 31,
          ASSETS                                                             2000              1999
                                                                         ------------      ------------
                                                                                 (Unaudited)
Current assets:
       Cash and cash equivalents                                         $    635,987      $    556,383
       Marketable securities, available-for-sale                              887,185           883,717
       Trade accounts receivable, net of allowance for doubtful
             accounts of $251,813 and $220,242, respectively                  878,415           829,866
       Accounts receivable from related parties                               238,540            55,581
       Accrued interest receivable, including amounts due from
             related parties of $26,625 and $200,033, respectively             49,189           234,034
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $59,203 and $56,053, respectively         1,420,880         1,345,267
       Inventories                                                             45,616            31,779
       Prepaid expenses                                                       282,233           184,579
       Federal income tax receivable                                          139,684           301,579
       Notes receivable from related parties, current portion                 174,155           682,878
                                                                         ------------      ------------
          Total current assets                                              4,751,884         5,105,663

Property and equipment, net                                                 1,030,668         1,036,107
Notes and accounts receivable from related parties                          1,801,772         1,290,998
Trade notes receivable, net of allowance for doubtful notes of
             $943,301 and $872,467, respectively                            3,967,490         3,601,029
Goodwill, net                                                               5,361,215         5,408,617
Purchased franchise rights, net                                             4,266,885         2,298,851
Covenant not to compete, net                                                   66,661            71,661
Net deferred tax asset                                                        299,013           299,013
Other assets                                                                  316,324           304,988
                                                                         ------------      ------------

TOTAL ASSETS                                                             $ 21,861,912      $ 19,416,927
                                                                         ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                           $    943,880      $    577,500
       Accrued liabilities                                                  1,591,240         1,399,378
       Deferred franchise sales revenue                                       244,480           405,757
       Litigation reserves                                                    260,960           244,096
       Current maturities of long-term debt                                 1,112,403         1,131,600
                                                                         ------------      ------------
          Total current liabilities                                         4,152,963         3,758,331

Long-term debt, less current portion                                        3,280,214         1,481,707
Deferred franchise sales revenue                                              348,990           417,432

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                           --                --
       Common stock                                                           764,519           764,519
       Additional paid-in capital                                          10,183,855        10,183,855
       Retained earnings                                                    4,464,369         4,131,821
       Accumulated other comprehensive income                                (133,804)         (130,052)
       Treasury stock, at cost                                             (1,199,194)       (1,190,686)
                                                                         ------------      ------------
          Total stockholders' equity                                       14,079,745        13,759,457
                                                                         ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 21,861,912      $ 19,416,927
                                                                         ============      ============

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                                    2000              1999
                                                 -----------      -----------
REVENUES:
     Royalties                                   $ 2,428,312      $ 1,991,439
     Franchise fees                                1,134,407          778,834
     Sales of products and services                  564,373          431,163
     Interest                                        170,693          129,709
     Other                                           146,732          130,656
                                                 -----------      -----------

        TOTAL REVENUES                             4,444,517        3,461,801

COSTS AND EXPENSES:
     General, administrative and selling           3,055,537        2,509,850
     Costs of product and service sales              452,048          356,594
     Depreciation and amortization                   338,730          169,755
     Interest                                         90,064           29,533
                                                 -----------      -----------

        TOTAL COSTS AND EXPENSES                   3,936,379        3,065,732

Income before income taxes                           508,138          396,068
Income taxes                                        (175,590)        (141,459)
                                                 -----------      -----------

NET INCOME                                       $   332,548      $   254,609
                                                 ===========      ===========

EARNINGS PER SHARE - BASIC                       $      0.05      $      0.04
                                                 ===========      ===========

EARNINGS PER SHARE - DILUTED                     $      0.05      $      0.04
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                     7,002,670        6,956,981
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                    7,201,972        7,113,057
                                                 ===========      ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                              2000           1999
                                                                         ------------    ------------
Operating activities:
     Net income                                                            $ 332,548      $ 254,609
     Adjustments to reconcile net income to
                  net cash provided by (used in) operating activities:
        Depreciation and amortization                                        338,730        169,755
        Change in reserve for doubtful accounts                              (96,330)         5,305
        Notes received for franchise sales                                  (762,389)      (454,278)
        Change in deferred tax asset                                            --          158,293
        Other adjustments                                                       --            2,558
    Changes in assets and liabilities:
        Accounts and interest receivable                                     136,296       (132,960)
        Net change in receivables / payables to related parties             (182,959)        36,068
        Inventories                                                          (13,837)         2,300
        Prepaid expenses                                                     (97,654)       (60,168)
        Federal income tax receivable                                        161,895           --
        Accounts payable and accrued liabilities                             558,242        464,118
        Litigation reserves                                                   16,864       (579,503)
        Deferred franchise sales revenue                                    (229,719)       (31,728)
        Other                                                                   --           (2,679)
                                                                           ---------      ---------
  Net cash provided by (used in) operating activities                        161,687       (168,310)
                                                                           ---------      ---------

Investing activities:
    Collections of notes receivable                                          416,927        251,840
    Purchases of property and equipment                                      (94,920)       (73,279)
    Purchases of franchise rights                                           (400,000)          --
    Purchases of other assets                                                (16,330)       (14,979)
    Sale of marketable securities                                               --          573,925
    Purchase of marketable securities                                         (6,511)          --
    Increase (decrease) in unrealized gain on marketable securities             --          (38,210)
    Collections on notes receivable from related parties                      (2,051)        35,578
                                                                           ---------      ---------
  Net cash provided by (used in) investing activities                       (102,885)       734,875
                                                                           ---------      ---------

Financing activities:
    Purchases of treasury stock                                               (8,508)      (182,392)
    Proceeds from borrowings                                                 700,000           --
    Payments on borrowings                                                  (670,690)      (164,301)
                                                                           ---------      ---------
  Net cash provided by (used in) financing activities                         20,802       (346,693)
                                                                           ---------      ---------

Net increase in cash and cash equivalents                                     79,604        219,872
Cash and cash equivalents, beginning of period                               556,383        498,199
                                                                           ---------      ---------

Cash and cash equivalents, end of period                                   $ 635,987      $ 718,071
                                                                           =========      =========


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

         o Synergistic International, Inc., ("Glass Doctor"), is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits national account customers who can call a toll-free phone number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors.

         o The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January 1998 in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are Mr. Rooter, Mr. Electric, Rainbow and Aire Serv.


NOTE 2. BASIS OF PRESENTATION

A.       PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B.       INTERIM DISCLOSURES

The information as of March 31, 2000, for the three months ended March 31, 2000 and for the three months ended March 31 1999, is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

C.       RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the presentation used in the 2000 condensed consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.


NOTE 4. COMMON STOCK

In September 1998, the Company authorized the repurchase of up to 100,000 of the Company's common stock in the open market or in private transactions and subsequently increased that amount to 550,000 shares. As of May 10, 2000, the Company had repurchased 523,046 shares at an average purchase price of $2.11. Of such shares, 3,600 have been purchased in 2000.


NOTE 5. PURCHASE OF FRANCHISE RIGHTS

In February of 2000, the Company entered into an agreement to purchase franchise rights from a nonaffiliated third party. The transaction also included the purchase of notes receivable due from certain franchisees operating in the purchased territory. The Company paid approximately $800,000 in cash and executed a promissory note for $1,750,000 in connection with the transaction. In order to fund a portion of the transaction, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank and drew down $700,000.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.1 to 1 at March 31, 2000 as compared to 1.4 to 1 at December 31, 1999. The Company had working capital of approximately $600,000 at March 31, 2000 as compared to approximately $1.3 million at December 31, 1999. For the remainder of fiscal 2000, management expects to fund working capital requirements primarily through operating cash flow. At March 31, 2000, the Company had cash and cash equivalents of approximately $636,000, and marketable securities of approximately $887,000.

In February of 2000, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank. Of such total amount, $700,000 was received and was used to fund a portion of the purchase of franchise rights as discussed in
Note 5.

Cash in the amount of $162,000 was provided by operating activities in the first quarter of 2000, as compared to $168,000 of cash used in operating activities for the same period in 1999. In 2000, cash was generated primarily by a net profit of $333,000, depreciation and amortization of $339,000, an increase in payables and accrued liabilities of $558,000 and a decrease in a tax refund receivable of $162,000, partially offset by notes received from franchise sales of $762,000 and a decrease in deferred franchise sales revenue of $229,000. For the same period in 1999, cash was used for payments against litigation reserves and $579,000, which was partially offset by cash generated from an increase in accounts payable and accrued liabilities of $464,000, a decrease in the deferred tax asset of $158,000, and net income of $255,000.

In the first quarter of 2000, the Company used $103,000 in cash for investing activities, primarily for the purchase of franchise rights for $400,000 and the purchase of property and equipment for $95,000, partially offset by collections on notes receivable of $417,000. For the same period in 1999, the Company generated $735,000 in cash from investing activities, primarily from the sale of marketable securities of $575,000 and collections of notes receivable of $287,000, partially offset by purchases of property and equipment of $73,000.

The Company generated $21,000 from financing activities in the first quarter of 2000. Proceeds from borrowings of $700,000 were partially offset by payments on borrowings of $671,000 and the purchase of $8,000 in treasury stock. In the first quarter of 1999, the Company used $347,000 in cash for financing activities for payments on borrowings of $164,000 and for purchases of treasury stock of $182,000.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, compared to the three months ended March 31, 1999.

Total revenues for the quarter increased by $983,000 to $4,445,000 in 2000 from $3,462,000 in 1999. This increase is due to increases in each of the Company's revenue categories as follows: royalties - $437,000 (21%); franchise fees - $356,000 (46%); sales of products and services - $133,000 (31%); interest - $41,000 (32%); and other - $16,000 (12%).

Royalty revenues from each of the Company's franchise concepts increased as follows:

         Mr. Rooter                $ 194,000           (21%)
         Mr. Electric              $  90,000           (67%)
         Rainbow                   $  71,000           (16%)
         Mr. Appliance             $  22,000           (90%)
         Aire Serv                 $   4,000            (4%)

In addition to the above, royalties from the Company's Canadian operations increased by $22,000 (31%).

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

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $230,000 (264%); Mr. Electric - $89,000 (100%); Rainbow - $18,000 (38%); Mr. Appliance - $44,000 (151%); and Aire Serv -
$145,000 (95%). These increases were partially offset by a decrease of $131,000 in franchise fees generated from Glass Doctor due to the sale of two large territories in 1999.

Sale of products and services increased by $133,000 (31%), due to additional sales made by National Accounts.

General and administrative expenses increased by $546,000 (22%), due to additional costs and personnel associated with the increase in overall revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $95,000 (27%).

Depreciation and amortization increased by $169,000 (99%) due primarily to amortization of franchise rights purchased in late 1999 and early 2000.

Interest expense increased by $61,000 (205%) due to additional debt resulting from the purchase of franchise rights.

The Company reported net income of $333,000 for the quarter ended March 31, 2000 as compared to net income of $255,000 for the same period in 1999.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company operates in 19 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. During the remainder of 2000, the Company may sell additional master licenses, which could result in lump sum payments from the master licensees to the Company.

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




Date: May 10, 2000                The Dwyer Group, Inc.


                                  By: \s\ Thomas Buckley
                                     ---------------------------------------
                                      Thomas Buckley
                                      Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27               Financial Data Schedule