Form 10QSB
period 2000-06-30
DWYER GROUP INC
filed 2000-08-04
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________


                                     0-15227
                             COMMISSION FILE NUMBER



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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



         Class                                    Outstanding at August 4, 2000
----------------------------                      -----------------------------
Common stock, $.10 par value                                           6,997,981



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No X
                                                                    ---   ---

                              THE DWYER GROUP, INC.

                                      INDEX




PART I  -  FINANCIAL INFORMATION                                                                           PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                and December 31, 1999.............................................................................3

                Consolidated Statements of Operations for the Three Months Ended
                June 30, 2000 and 1999 (unaudited)................................................................4

                Consolidated Statements of Operations for the Six Months Ended
                June 30, 2000 and 1999 (Unaudited)................................................................5

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2000 and 1999 (unaudited)..........................................................6

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


     Item 3.    Defaults Upon Senior Securities..................................................................12

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................12

     Item 5.    Other Information................................................................................12

     Item 6.    Exhibits and Reports on Form 8-K.................................................................12

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          JUNE 30,      DECEMBER 31,
          ASSETS                                                           2000            1999
                                                                        -----------    ------------
                                                                       (Unaudited)
Current assets:
       Cash and cash equivalents                                       $    472,569    $    556,383
       Marketable securities, available-for-sale                            892,012         883,717
       Trade accounts receivable, net of allowance for doubtful
             accounts of $400,779 and $220,242, respectively              1,107,065         829,866
       Accounts receivable from related parties                             260,442          55,581
       Accrued interest receivable, including amounts due from
             related parties of $61,621 and $200,033, respectively          102,134         234,034
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $59,243 and $56,053, respectively       1,421,697       1,345,267
       Inventories                                                          111,185          31,779
       Prepaid expenses                                                     497,477         184,579
       Federal income tax receivable                                             --         301,579
       Notes receivable from related parties, current portion               172,696         682,878
                                                                       ------------    ------------
          Total current assets                                            5,037,277       5,105,663

Property and equipment, net                                                 997,861       1,036,107
Notes and accounts receivable from related parties                        1,776,261       1,290,998
Trade notes receivable, net of allowance for doubtful notes of
             $910,332 and $872,467, respectively                          4,291,159       3,601,029
Goodwill, net                                                             5,313,808       5,408,617
Purchased franchise rights, net                                           4,134,302       2,298,851
Covenant not to compete, net                                                 61,661          71,661
Net deferred tax asset                                                      299,013         299,013
Other assets                                                                319,396         304,988
                                                                       ------------    ------------

TOTAL ASSETS                                                           $ 22,230,738    $ 19,416,927
                                                                       ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                         $    948,797    $    577,500
       Accrued liabilities                                                1,771,640       1,399,378
       Deferred franchise sales revenue                                     235,146         405,757
       Litigation reserves                                                  240,478         244,096
       Current maturities of long-term debt                               1,121,568       1,131,600
                                                                       ------------    ------------
          Total current liabilities                                       4,317,629       3,758,331

Long-term debt, less current portion                                      2,995,655       1,481,707
Deferred franchise sales revenue                                            349,562         417,432

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                           --              --
       Common stock                                                         764,519         764,519
       Additional paid-in capital                                        10,193,855      10,183,855
       Retained earnings                                                  4,962,276       4,131,821
       Accumulated other comprehensive income                              (142,731)       (130,052)
       Treasury stock, at cost                                           (1,210,027)     (1,190,686)
                                                                       ------------    ------------
          Total stockholders' equity                                     14,567,892      13,759,457
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 22,230,738    $ 19,416,927
                                                                       ============    ============

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30,
                                                  2000           1999
                                               -----------    ------------
REVENUES:
     Royalties                                 $ 2,771,474    $ 2,453,799
     Franchise fees                              1,155,983      1,173,590
     Sales of products and services                487,734        311,493
     Interest                                      161,583        101,305
     Other                                         150,862        133,788
                                               -----------    -----------
        TOTAL REVENUES                           4,727,636      4,173,975

COSTS AND EXPENSES:
     General, administrative and selling         3,168,532      3,014,513
     Costs of product and service sales            400,427        261,634
     Depreciation and amortization                 333,537        196,650
     Interest                                       70,815         22,362
                                               -----------    -----------
        TOTAL COSTS AND EXPENSES                 3,973,311      3,495,159

Income before income taxes                         754,325        678,816
Income taxes                                      (256,418)      (238,634)
                                               -----------    -----------

NET INCOME                                     $   497,907    $   440,182
                                               ===========    ===========


EARNINGS PER SHARE - BASIC                     $      0.07    $      0.06
                                               ===========    ===========

EARNINGS PER SHARE - DILUTED                   $      0.07    $      0.06
                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                   7,001,219      6,883,531
                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                  7,147,326      7,029,425
                                               ===========    ===========

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
                                                  2000            1999
                                               -----------    ------------
REVENUES:
     Royalties                                 $ 5,199,786    $ 4,445,238
     Franchise fees                              2,290,390      1,952,424
     Sales of products and services              1,052,107        742,656
     Interest                                      332,276        231,014
     Other                                         297,594        264,444
                                               -----------    -----------
        TOTAL REVENUES                           9,172,153      7,635,776

COSTS AND EXPENSES:
     General, administrative and selling         6,224,069      5,524,363
     Costs of product and service sales            852,475        618,228
     Depreciation and amortization                 672,267        366,405
     Interest                                      160,879         51,895
                                               -----------    -----------
        TOTAL COSTS AND EXPENSES                 7,909,690      6,560,891

Income before income taxes                       1,262,463      1,074,885
Income taxes                                      (432,008)      (380,093)
                                               -----------    -----------

NET INCOME                                     $   830,455    $   694,792
                                               ===========    ===========


EARNINGS PER SHARE - BASIC                     $      0.12    $      0.10
                                               ===========    ===========

EARNINGS PER SHARE - DILUTED                   $      0.12    $      0.10
                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                   7,001,944      6,920,053
                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                  7,174,649      7,071,038
                                               ===========    ===========


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                          2000           1999
                                                                      -----------    ------------
Operating activities:
     Net income for the period                                        $   830,455    $   694,792
     Adjustments to reconcile net income to
                  net cash provided by operating activities:
        Depreciation and amortization                                     672,267        366,405
        Provision for doubtful accounts                                    61,033        204,392
        Notes received for franchise sales                             (1,509,619)    (1,254,854)
        Change in deferred tax asset                                           --         79,134
    Changes in assets and liabilities:
        Accounts and interest receivable                                 (145,299)       (60,211)
        Net change in receivables / payables to related parties          (204,861)       (72,869)
        Inventories                                                       (79,406)        (4,355)
        Prepaid expenses                                                 (312,898)       (21,967)
        Federal income tax receivable                                     301,579             --
        Accounts payable and accrued liabilities                          743,559      1,277,281
        Litigation reserves                                                (3,618)      (605,897)
        Deferred franchise sales revenue                                 (238,481)       (52,469)
        Other                                                               1,341         41,325
                                                                      -----------    -----------
  Net cash provided by operating activities                               116,052        590,707
                                                                      -----------    -----------

Investing activities:
    Collections of notes receivable                                       727,869        348,668
    Purchases of property and equipment                                  (151,203)      (155,289)
    Purchases of franchise rights                                        (450,000)      (210,788)
    Acquisition of other assets                                           (27,573)       (27,273)
    Sale of other assets                                                       --        141,575
    Purchase of marketable securities                                     (10,804)            --
    Sale of marketable securities                                              --        706,820
    Increase (decrease) in unrealized gain on marketable securities            --        (31,726)
    Collections on notes receivable from related parties                   24,919         71,729
                                                                      -----------    -----------
  Net cash provided by investing activities                               113,208        843,716
                                                                      -----------    -----------

Financing activities:
    Purchases of treasury stock                                           (19,341)      (350,755)
    Proceeds from borrowings                                              746,196             --
    Payments on borrowings                                             (1,039,929)      (458,559)
                                                                      -----------    -----------
  Net cash used in financing activities                                  (313,074)      (809,314)
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                      (83,814)       625,109
Cash and cash equivalents, beginning of period                            556,383        498,199
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $   472,569    $ 1,123,308
                                                                      ===========    ===========

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.    ORGANIZATION
--------------------------------------------------------------------------------

The Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internationally through franchising. The condensed consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned subsidiaries (the "Company") which include the following:

         -        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International"(R).

         - Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R).

         - Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark "Aire Serv"(R).

         - Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R).

         - Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses under the service mark "Mr. Appliance"(R).

         - Synergistic International, Inc., ("Glass Doctor"), is franchisor of Glass Doctor (R), a service concept whose business is the replacement of automobile, residential and commercial glass.

         - The Dwyer Group National Accounts, Inc. ("National Accounts") solicits national account customers who can call a toll-free phone number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors.

         - The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January 1998 in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are Mr. Rooter, Mr. Electric, Rainbow and Aire Serv.

--------------------------------------------------------------------------------
NOTE 2.    BASIS OF PRESENTATION
--------------------------------------------------------------------------------

A.       PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B.       INTERIM DISCLOSURES

The information as of June 30, 2000 and for the three months and six months ended June 30, 2000 and June 30, 1999 is unaudited but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

C.       RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the presentation used in the 2000 condensed consolidated financial statements. These reclassifications had no effect on stockholders' equity or net income.

--------------------------------------------------------------------------------
NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

--------------------------------------------------------------------------------
NOTE 4.   COMMON STOCK
--------------------------------------------------------------------------------

In September 1998, the Company authorized the repurchase of up to 100,000 of the Company's common stock in the open market or in private transactions and subsequently increased that amount to 550,000 shares. As of August 4, 2000, the Company had repurchased 527,379 shares at an average purchase price of $2.12. Of such shares, 7,933 have been purchased in 2000.

In early 1999, the Company issued 100,000 warrants to purchase the Company's common stock to a nonaffiliated third party in connection with the purchase of franchise rights. The warrants were issued at an exercise price of $3.00 per share and expire in 2005.

--------------------------------------------------------------------------------
NOTE 5.   PURCHASE OF FRANCHISE RIGHTS
--------------------------------------------------------------------------------

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

In April of 2000, the Company purchased additional franchise rights from another nonaffiliated third party for $50,000 in cash.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.2 to 1 at June 30, 2000 as compared to 1.4 to 1 at December 31, 1999. The Company had working capital of approximately $720,000 at June 30, 2000 as compared to approximately $1.3 million at December 31, 1999. For the remainder of fiscal 2000, management expects to fund working capital requirements primarily through operating cash flow. At June 30, 2000, the Company had cash and cash equivalents of approximately $473,000, and marketable securities of approximately $892,000.

In February of 2000, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank. Of such total amount, $700,000 was received and was used to fund a portion of the purchase of franchise rights as discussed in
Note 5.

Cash in the amount of $116,000 was provided by operating activities in the first six months of 2000, as compared to $591,000 of cash provided by such activities for the same period in 1999. In 2000, cash was generated primarily by a net profit of $830,000, depreciation and amortization of $672,000, an increase in payables and accrued liabilities of $744,000 and a decrease in a tax refund receivable of $302,000, partially offset by notes received from franchise sales of $1,510,000, a decrease in deferred franchise sales revenues of $238,000 and an increase in other current assets net of other current liabilities of $746,000.

In the first six months of 2000, the Company generated $113,000 in cash from investing activities primarily from collections on notes receivable of $728,000, partially offset by the purchase of franchise rights for $450,000 and the purchase of property and equipment for $151,000. For the same period in 1999, the Company generated $844,000 in cash from investing activities, primarily from the sale of marketable securities of $707,000, collections on notes receivable of $349,000 and the sale of other assets for $142,000, partially offset by purchases of property and equipment of $155,000 and the purchase of franchise rights for $211,000.

The Company used $313,000 for financing activities in the first six months of 2000. Payments on borrowings of $1,040,000 and the purchase of treasury stock for $19,000 was partially offset by proceeds from borrowings of $746,000. In the first six months of 1999, the Company used $809,000 in cash for financing activities for payments on borrowings of $459,000 and for purchases of treasury stock of $351,000.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

Total revenues for the six months increased by $1,536,000 (20%) to $9,172,000 in 2000 from $7,636,000 in 1999. This increase is due to increases in each of the Company's revenue categories as follows: royalties - $755,000 (17%); franchise fees - $338,000 (17%); sales of products and services - $309,000 (42%); interest
- $101,000 (44%); and other - $33,000 (13%).

Royalty revenues from each of the Company's franchise concepts increased as follows:



Mr. Rooter                      $315,000              16%
Mr. Electric                    $177,000              62%
Glass Doctor                    $ 84,000              13%
Mr. Appliance                   $ 45,000              86%
Aire Serv                       $ 30,000              14%
Rainbow                         $ 73,000               6%

In addition to the above, royalties from the Company's Canadian operations increased by $31,000 (19%).

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

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $188,000 (53%); Mr. Electric - $136,000 (40%); Rainbow - $11,000 (7%); Mr. Appliance - $32,000 (50%); and Glass Doctor - $49,000 (9%). These increases were partially offset by a decrease of $38,000 (9%) in franchise fees generated from Aire Serv due to the sale of two large territories in 1999 and a decrease of $40,000 (59%) in the sale of franchises in Canada.

Sales of products and services increased by $309,000 (42%), due to additional sales made by National Accounts.

Interest income increased by $101,000 (44%) due to an increase in trade notes receivable related to the sale of franchises.

General and administrative expenses increased by $700,000 (13%), due to additional costs and personnel associated with the increase in overall revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $234,000 (38%).

Depreciation and amortization increased by $306,000 (84%) due primarily to amortization of franchise rights purchased in late 1999 and early 2000.

Interest expense increased by $109,000 (210%) due to additional debt resulting from the purchase of franchise rights.

The Company reported net income of $830,000 for the six months ended June 30, 2000 as compared to net income of $695,000 for the same period in 1999.

For the three months ended June 30, 2000, compared to the three months ended June 30, 1999.

Total revenues for the quarter increased by $553,000 (13%) to $4,727,000 in 2000 from $4,174,000 in 1999. This increase is due primarily to an increase of $318,000 (13%) in royalties, an increase of $176,000 (57%) in sales of products and services and an increase of $60,000 (59%) in interest income.

Royalty revenues increased for each franchise concept as follows:



Mr. Rooter                 $113,000              11%
Mr Electric                $ 87,000              57%
Glass Doctor               $ 50,000              15%
Aire Serv                  $ 26,000              20%
Mr. Appliance              $ 23,000              83%
Rainbow                    $  2,000              --%

In addition to the above, royalties from the Company's Canadian operations increased by $17,000 (20%).

Overall, these royalty revenue increases, which coincide with the increase business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength.

Franchise sales revenues decreased by $18,000 (2%) from 1999 to 2000. A decrease of $183,000 (72%) in such revenues from Aire Serv was partially offset by an increase of $180,000 (72%) in franchise sales revenues associated with Glass Doctor.

Sales of products and services increased by $176,000 (57%), due to additional sales made by National Accounts.

Interest income increased by $60,000 (59%) due to an increase in trade notes receivable related to the sale of new franchises.

General and administrative expenses increased by $154,000 (5%), due to additional costs and personnel associated with the increase in overall revenues.

Depreciation and amortization increased by $137,000 (70%), due primarily to amortization of franchise rights purchased in late 1999 and early 2000.

Interest expense increased by $48,000 (217%) due to additional debt resulting from the purchase of franchise rights.

The Company reported net income of $497,000 for the quarter ended June 30, 2000 as compared to net income of $440,000 for the same period in 1999.

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



                     THIS SECTION LEFT INTENTIONALLY BLANK.

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




Date:  August 4, 2000        The Dwyer Group, Inc.


                             By: /s/ Thomas Buckley
                                ---------------------------------
                                Thomas Buckley
                                Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                Financial Data Schedule