Form 10QSB
period 2000-09-30
DWYER GROUP INC
filed 2000-11-13
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                               -----------------

COMMISSION FILE NUMBER.......................................0-15227



                              THE DWYER GROUP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            Delaware                                             73-0941783
---------------------------------                            -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at November 10, 2000
----------------------------                   --------------------------------
Common stock, $.10 par value                                6,997,931


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No  X
                                                                    ---    ---

                              THE DWYER GROUP, INC.

                                      INDEX




PART I  -  FINANCIAL INFORMATION                                                                           PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                and December 31, 1999.............................................................................3

                Consolidated Statements of Operations for the Three Months Ended
                September 30, 2000 and 1999 (unaudited)...........................................................4

                Consolidated Statements of Operations for the Nine Months Ended
                September 30, 2000 and 1999 (Unaudited)...........................................................5

                Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2000 and 1999 (unaudited).....................................................6

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

     Item 3.    Defaults Upon Senior Securities..................................................................12

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................12

     Item 5.    Other Information................................................................................12

     Item 6.    Exhibits and Reports on Form 8-K.................................................................12

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                                        SEPTEMBER 30,   DECEMBER 31,
          ASSETS                                                           2000            1999
                                                                       ------------    -------------
                                                                        (Unaudited)
Current assets:
       Cash and cash equivalents                                       $    389,623    $    556,383
       Marketable securities, available-for-sale                            790,248         883,717
       Trade accounts receivable, net of allowance for doubtful
             accounts of $448,382 and $220,242, respectively              1,282,226         829,866
       Accounts receivable from related parties                             383,501          55,581
       Accrued interest receivable, including amounts due from
             related parties of $96,617 and $200,033, respectively          138,615         234,034
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $56,225 and $56,053, respectively       1,349,267       1,345,267
       Inventories                                                          112,933          31,779
       Prepaid expenses                                                     373,252         184,579
       Federal income tax receivable                                             --         301,579
       Notes receivable from related parties, current portion               171,845         682,878
                                                                       ------------    ------------
          Total current assets                                            4,991,510       5,105,663

Property and equipment, net                                               1,035,307       1,036,107
Notes and accounts receivable from related parties                        1,749,972       1,290,998
Trade notes receivable, net of allowance for doubtful notes of
             $891,304 and $872,467, respectively                          4,521,117       3,601,029
Goodwill, net                                                             5,266,353       5,408,617
Purchased franchise rights, net                                           3,938,376       2,298,851
Covenant not to compete, net                                                 56,661          71,661
Net deferred tax asset                                                      299,013         299,013
Other assets                                                                248,761         304,988
                                                                       ------------    ------------

TOTAL ASSETS                                                           $ 22,107,070    $ 19,416,927
                                                                       ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                         $    967,436    $    577,500
       Accrued liabilities                                                1,088,531       1,399,378
       Deferred franchise sales revenue                                     260,246         405,757
       Litigation reserves                                                  358,488         244,096
       Current maturities of long-term debt                               1,451,102       1,131,600
                                                                       ------------    ------------
          Total current liabilities                                       4,125,803       3,758,331

Long-term debt, less current portion                                      2,788,941       1,481,707
Deferred franchise sales revenue                                            279,395         417,432

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                           --              --
       Common stock                                                         764,519         764,519
       Additional paid-in capital                                        10,193,855      10,183,855
       Retained earnings                                                  5,322,501       4,131,821
       Accumulated other comprehensive income                              (157,792)       (130,052)
       Treasury stock, at cost                                           (1,210,152)     (1,190,686)
                                                                       ------------    ------------
          Total stockholders' equity                                     14,912,931      13,759,457
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 22,107,070    $ 19,416,927
                                                                       ============    ============

     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               --------------------------
                                                  2000            1999
                                               -----------    -----------
REVENUES:
     Royalties                                 $ 2,857,686    $ 2,319,947
     Franchise fees                              1,052,159        957,654
     Sales of products and services                514,283        362,513
     Interest                                      169,655        134,895
     Other                                         133,194        133,569
                                               -----------    -----------
        TOTAL REVENUES                           4,726,977      3,908,578

COSTS AND EXPENSES:
     General, administrative and selling         3,308,166      2,720,845
     Costs of product and service sales            468,527        312,644
     Depreciation and amortization                 336,913        208,727
     Interest                                       71,307         21,906
                                               -----------    -----------
        TOTAL COSTS AND EXPENSES                 4,184,913      3,264,122

Income before income taxes                         542,064        644,456
Income taxes                                      (181,839)      (222,917)
                                               -----------    -----------

NET INCOME                                     $   360,225    $   421,539
                                               ===========    ===========


EARNINGS PER SHARE - BASIC                     $      0.05    $      0.06
                                               ===========    ===========

EARNINGS PER SHARE - DILUTED                   $      0.05    $      0.06
                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                   6,997,980      6,940,494
                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                  7,111,058      7,238,614
                                               ===========    ===========

     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                               ----------------------------
                                                  2000             1999
                                               ------------    ------------
REVENUES:
     Royalties                                 $  8,057,472    $  6,765,185
     Franchise fees                               3,342,549       2,910,078
     Sales of products and services               1,566,390       1,105,169
     Interest                                       501,931         365,909
     Other                                          430,788         398,013
                                               ------------    ------------
        TOTAL REVENUES                           13,899,130      11,544,354

COSTS AND EXPENSES:
     General, administrative and selling          9,532,235       8,245,208
     Costs of product and service sales           1,321,002         930,872
     Depreciation and amortization                1,009,180         575,132
     Interest                                       232,186          73,801
                                               ------------    ------------
        TOTAL COSTS AND EXPENSES                 12,094,603       9,825,013

Income before income taxes                        1,804,527       1,719,341
Income taxes                                       (613,847)       (603,010)
                                               ------------    ------------

NET INCOME                                     $  1,190,680    $  1,116,331
                                               ============    ============


EARNINGS PER SHARE - BASIC                     $       0.17    $       0.16
                                               ============    ============

EARNINGS PER SHARE - DILUTED                   $       0.17    $       0.16
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES                    7,000,613       6,924,096
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                   7,153,442       7,123,264
                                               ============    ============

See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         --------------------------
                                                                            2000           1999
                                                                         -----------    -----------
Operating activities:
     Net income for the period                                           $ 1,190,680    $ 1,116,331
     Adjustments to reconcile net income to
             net cash provided by (used in) operating activities:
        Depreciation and amortization                                      1,009,180        575,132
        Provision for doubtful accounts                                      132,601        132,882
        Notes received for franchise sales                                (2,265,799)    (1,842,534)
        Change in deferred tax asset                                              --        269,134
        Loss on sale of securities                                            13,048             --
    Changes in assets and liabilities:
        Accounts and interest receivable                                    (356,941)        33,701
        Net change in receivables / payables to related parties             (327,920)      (317,964)
        Inventories                                                          (81,154)         2,841
        Prepaid expenses                                                    (188,673)      (232,918)
        Federal income tax receivable                                        301,579             --
        Accounts payable and accrued liabilities                             130,071        924,018
        Litigation reserves                                                  114,392       (664,535)
        Deferred franchise sales revenue                                    (135,745)       216,469
        Other                                                                     --          6,650
                                                                         -----------    -----------
  Net cash provided by (used in) operating activities                       (464,681)       219,207
                                                                         -----------    -----------

Investing activities:
    Collections of notes receivable                                        1,149,655        476,477
    Purchases of property and equipment                                     (280,878)      (242,945)
    Purchases of franchise rights                                           (450,000)      (210,788)
    Acquisition of other assets                                              (36,771)       (68,917)
    Sale of other assets                                                          --        141,575
    Purchase of marketable securities                                        (17,663)      (113,723)
    Sale of marketable securities                                            114,403        809,759
    Increase (decrease) in unrealized gain on marketable securities               --        (31,746)
    Collections on notes receivable from related parties                      52,059        108,819
                                                                         -----------    -----------
  Net cash provided by investing activities                                  530,805        868,511
                                                                         -----------    -----------

Financing activities:
    Purchases of treasury stock                                              (19,466)      (403,571)
    Proceeds from exercise of stock options                                       --        561,824
    Proceeds from borrowings                                               1,114,994             --
    Payments on borrowings                                                (1,328,412)      (609,973)
                                                                         -----------    -----------
  Net cash used in financing activities                                     (232,884)      (451,720)
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                        (166,760)       635,998
Cash and cash equivalents, beginning of period                               556,383        498,199
                                                                         -----------    -----------

Cash and cash equivalents, end of period                                 $   389,623    $ 1,134,197
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

B.       INTERIM DISCLOSURES

The information as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and September 30, 1999 is unaudited but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

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

NOTE 4.   COMMON STOCK

In September 1998, the Company authorized the repurchase of up to 100,000 of the Company's common stock in the open market or in private transactions and subsequently increased that amount to 550,000 shares. As of November 10, 2000, the Company had repurchased 527,429 shares at an average purchase price of $2.12. Of such shares, 7,983 have been purchased in 2000.

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

In October of 2000, the Company purchased additional franchise rights and notes receivable from another nonaffiliated third party. The Company paid $32,000 in cash and executed a promissory note for $442,000 in connection with the transaction.


                     THIS SECTION LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.2 to 1 at September 30, 2000 as compared to 1.4 to 1 at December 31, 1999. The Company had working capital of approximately $866,000 at September 30, 2000 as compared to approximately $1.3 million at December 31, 1999. For the remainder of fiscal 2000, management expects to fund working capital requirements primarily through operating cash flow. At September 30, 2000, the Company had cash and cash equivalents of approximately $390,000, and marketable securities of approximately $790,000.

In the first quarter of 2000, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank. Of such total amount, $700,000 was drawn at that time and was used to fund a portion of the purchase of franchise rights as discussed in Note 5. In the third quarter, the remainder of the line of credit was drawn and used for payments on long-term debt.

Cash in the amount of $465,000 was used in operating activities in the first nine months of 2000, as compared to $219,000 of cash provided by such activities for the same period in 1999. In 2000, cash was generated primarily by a net profit of $1,191,000, depreciation and amortization of $1,009,000, a provision for doubtful accounts of $133,000 and a decrease in a tax refund receivable of $302,000. These amounts were more than offset by notes received from franchise sales of $2,266,000, an increase in accounts receivables of $685,000 and an increase of $189,000 in prepaid expenses.

In the first nine months of 2000, the Company generated $531,000 in cash from investing activities, primarily from collections on notes receivable of $1,202,000 and the sale of marketable securities for $114,000, partially offset by the purchase of franchise rights for $450,000 and the purchase of property and equipment for $281,000. For the same period in 1999, the Company generated $869,000 in cash from investing activities, primarily from the sale of marketable securities for $810,000, collections on notes receivable of $585,000 and the sale of other assets for $142,000, partially offset by the purchase of property and equipment for $243,000 and the purchase of franchise rights for $211,000.

The Company used $233,000 for financing activities in the first nine months of 2000. Payments on borrowings of $1,328,000 and the purchase of treasury stock for $19,000 were partially offset by proceeds on borrowings of $1,115,000. In the first nine months of 1999, the Company used $452,000 in cash for financing activities for payments on borrowings of $610,000 and purchases of treasury stock for $404,000, partially offset by proceeds from the exercise of stock options of $562,000.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

Total revenues for the nine months increased by $2,355,000 (20%) to $13,899,000 in 2000 from $11,544,000 in 1999. This increase is due to increases in each of the Company's revenue categories as follows: royalties - $1,292,000 (19%); franchise fees - $432,000 (15%); sales of products and services - $461,000 (42%); interest - $136,000 (37%); and other - $33,000 (8%).

Royalty revenues from each of the Company's franchise concepts increased as follows:

         Mr. Rooter                $ 639,000            23%
         Mr. Electric              $ 295,000            61%
         Glass Doctor              $ 141,000            14%
         Aire Serv                $   79,000            22%
         Mr. Appliance            $   62,000            76%
         Rainbow                  $   20,000             1%

In addition to the above, royalties from the Company's Canadian operations increased by $56,000 (24%).

Overall, these royalty revenue increases coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue. These increases are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength.

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $110,000 (15%); Aire Serv - $37,000 (8%); Mr. Appliance - $32,000 (29%); and Glass Doctor - $334,000 (50%). These increases were partially offset by a decrease in franchise fees generated from: Mr. Electric - $55,000 (9%); Rainbow - $15,000 (8%); and TDG Canada - $11,000 (16%).

Sales of products and services increased by $461,000 (42%), due to additional sales made by National Accounts.

Interest income increased by $136,000 (37%) due to an increase in trade notes receivable related to the sale of franchises.

General and administrative expenses increased by $1,287,000 (16%). This increase was primarily a result of additional costs and personnel associated with the increase in overall revenues, and additional franchise sales personnel hired during the third quarter in an effort to increase franchise sales revenues in future periods. In addition, the Company settled lawsuits for approximately $130,000 in order to avoid future legal costs.

Due to the increase in product and service sales, costs associated with such sales increased by $390,000 (42%).

Depreciation and amortization increased by $434,000 (75%) due primarily to amortization of franchise rights purchased in late 1999 and early 2000.

Interest expense increased by $158,000 (215%) due to additional debt resulting from the purchase of franchise rights.

The Company reported net income of $1,190,000 for the nine months ended September 30, 2000 as compared to net income of $1,116,000 for the same period in 1999.

For the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

Total revenues for the quarter increased by $818,000 (21%) to $4,727,000 in 2000 from $3,909,000 in 1999. This increase is due to an increase of $538,000 (23%) in royalties, an increase of $95,000 (10%) in franchise fees, an increase of $152,000 (42%) in sales of products and services and an increase of $35,000 (26%) in interest income.

Royalty revenues increased for the following franchise concepts:

         Mr. Rooter                 $291,000         33%
         Mr Electric                $117,000         61%
         Glass Doctor                $57,000         16%
         Aire Serv                   $49,000         37%
         Mr. Appliance               $16,000         58%

In addition to the above, royalties from the Company's Canadian operations increased by $19,000 (24%). These increases were partially offset by a decrease in royalties of $12,000 (2%) from Rainbow.

Overall, these royalty revenue increases coincide with the increase business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue. These increases are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength.

Franchise sales revenues increased by $95,000 (10%) from 1999 to 2000. Increases from: Glass Doctor - $285,000 (291%); and Aire Serv - $75,000 (90%) were partially offset by decreases from Mr. Rooter - $49,000 (13%); Mr. Electric - $191,000 (64%); and Rainbow - $26,000 (61%). The increase from Glass Doctor was due primarily to the sale of a number of larger territories in 2000. The decrease from Mr. Electric was due primarily to the sale of a large territory in 1999.

Sales of products and services increased by $152,000 (42%) due to additional sales made by National Accounts.

Interest income increased by $35,000 (26%) due to an increase in trade notes receivable related to the sale of new franchises.

General and administrative expenses increased by $587,000 (22%). This increase was primarily a result of additional costs and personnel associated with the increase in overall revenues, and additional franchise sales personnel hired during the quarter in an effort to increase franchise sales revenues in future periods. In addition, the Company settled lawsuits for approximately $130,000 in order to avoid future legal costs.

Depreciation and amortization increased by $128,000 (61%), due primarily to amortization of franchise rights purchased in late 1999 and early 2000.

Interest expense increased by $49,000 (225%) due to additional debt resulting from the purchase of franchise rights.

The Company reported net income of $360,000 for the quarter ended September 30, 2000 as compared to net income of $422,000 for the same period in 1999.

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




Date:    November 10, 2000              The Dwyer Group, Inc.


                                        By: /s/ Thomas Buckley
                                            ----------------------------
                                            Thomas Buckley
                                            Vice President and Chief Financial
                                             Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27            Financial Data Schedule