Form 10KSB
period 2000-12-31
DWYER GROUP INC
filed 2001-04-02
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000

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


                         1010 N. University Parks Drive
                                Waco, Texas 76707
                         ------------------------------
              (Address and zip code of principal executive offices)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $19,217,938

         Approximate aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of March 22, 2001: $ 5,591,000

         Aggregate number of shares of Common Stock outstanding as of the close of business on March 22, 2001: 6,997,931


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


   Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----

PART I

Item 1.   DESCRIPTION OF BUSINESS ......................................................   1

          General ......................................................................   1
          Franchise Operations .........................................................   2
          Marketing ....................................................................   6
          Competition ..................................................................   7
          Trade Names and Service Marks ................................................   7
          Regulation ...................................................................   8
          Employees ....................................................................   9

Item 2.   DESCRIPTION OF PROPERTY ......................................................   9

Item 3.   LEGAL PROCEEDINGS ............................................................   9

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................   9

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .....................  10

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS .........................................  11

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................  15

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE ..............................................................  15

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE ACT ..................................  16

Item 10.  EXECUTIVE COMPENSATION .......................................................  18

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............  20

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................  22

Item 13.  EXHIBITS, AND REPORTS ON FORM 8-K ............................................  22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         The Dwyer Group, Inc. and its wholly owned subsidiaries (the "Company") provide a diverse array of specialty services internationally through its service-based, brand-name franchising businesses. The Company currently owns six such businesses, which service an aggregate of approximately 750 franchises located in the United States and Canada, and through their master licensees, approximately 240 franchisees in 14 other countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, a commitment to its mission and vision, its brands and the reputation of its management team.

         In 2000 and 1999, the Company operated its businesses through the following wholly owned subsidiaries - See "Management's Discussion and Analysis
- Results of Operations":

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter" (R). In 2000, Mr. Rooter accounted for approximately 32.7% of the Company's consolidated revenues as compared to 32.3% in 1999.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International" (R). In 2000, Rainbow accounted for approximately 14.9% of the Company's consolidated revenues as compared to 17.9% in 1999.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric" (R). In 2000, Mr. Electric accounted for approximately 10.2% of the Company's consolidated revenues as compared to 10% in 1999.

         o Synergistic International, Inc. ("Glass Doctor") is a franchisor of Glass Doctor (R), a service concept whose business is the replacement of automobile, residential and commercial glass. In 2000, Glass Doctor accounted for approximately 16.2% of the Company's consolidated revenues as compared to 14.5% in 1999.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark "Aire Serv" (R). In 2000, Aire Serv accounted for approximately 7.2% of the Company's consolidated revenues as compared to 7% in 1999.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses under the service mark "Mr. Appliance" (R). In 2000, Mr. Appliance accounted for approximately 1.9% of the Company's consolidated revenues as compared to 2.3% in 1999.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 2000, National Accounts accounted for approximately 10.8% of the Company's consolidated revenues as compared to 9.3% in 1999.

         o The Dwyer Group Canada, Inc. ("TDG Canada") markets and services certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In both 2000 and 1999, TDG Canada accounted for approximately 2.6% of the Company's consolidated revenues.

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

FRANCHISE OPERATIONS

         The Company's goal is to build upon its successful system of franchising businesses in order to develop strong new franchises and provide them with ongoing franchise support.

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

         Initial franchise fees and royalty rates for each franchise concept vary, and are described in the following sections related to each concept. In general, the Company at its discretion, may finance up to 70% of the franchise fee and may give a discount if the franchise fee is paid in full upon the signing of the agreement.

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

         In order to encourage business owners to convert their businesses to one of the Company's franchise concepts, the Company maintains a "roll-in" program whereby new franchisees can roll-in sales from their existing business, and pay reduced royalty and advertising fee rates on the existing sales. The franchisee may also receive a discount on the initial franchise fee based on the amount of sales "rolled-in".

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

         Each of the Company's franchising businesses requires the franchise owners and/or key employees to undergo training at the Company's Headquarters located in Waco, Texas prior to commencing operations. The training program differs depending upon the type of franchise purchased. For example, Rainbow franchisees are taught how to dye, clean, deodorize and repair carpets, clean upholstery and perform restoration services. Mr. Rooter, Aire Serv, Mr. Electric, Mr. Appliance, and Glass Doctor, on the other hand, are primarily "conversion" franchisors, which recruit existing people operating in the "trades" and teach them an improved business methodology. All of the Company's franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. In addition, the Company's training program, which utilizes proprietary motivational techniques developed by the Company, educates each franchisee about the extensive support services offered by the Company and how to best take advantage of them.

         Following completion of the Company's initial training course (which represents the fulfillment of the services required to be provided for revenue recognition), the Company's franchisees continue to receive a broad range of services and support from the Company on an ongoing basis. Certain of the Company's franchising businesses maintain field trainers to assist franchisees in resolving day-to-day challenges encountered in operating their franchises. Each of the Company's franchising businesses also provide numerous follow-up training sessions for its franchisees each year at various locations around the United States. In addition, the Company employs directors of franchise systems management on the staff of each of its franchising businesses whose sole responsibility is to assist the Company's franchisees and provide them with support. Each franchisee is contacted by such a director approximately once a month (more often when necessary) to discuss marketing techniques and business development. Furthermore, each of the Company's franchising businesses provides its franchisees with an updated Confidential Operations Manual, which serves as a reference guide for all aspects of their franchise operations. The Company believes that its proactive support philosophy with respect to its franchisees is one of its primary distinguishing features.

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

Mr. Rooter

         Mr. Rooter is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter (R)" and related trade and service marks. In 1989, when Mr. Rooter was acquired by the Company, there were 22 Mr. Rooter franchises in operation. By the end of 2000, Mr. Rooter had a total of 204 franchises in the United States and Canada, and through master franchise licensees, 67 franchises in six other countries. Mr. Rooter has shown significant growth in revenues from royalties paid by franchisees (from $234,000 in 1989 to $4,750,000 in 2000).

         Mr. Rooter franchisees are required to operate their franchises in accordance with specified methods, techniques and standards and with specified equipment, within a designated geographic territory. Franchisees are typically able to service their territory by establishing only one service center within such territory. Mr. Rooter emphasizes and promotes fast, efficient and high quality service, seven days a week, using modern equipment to perform residential, commercial and industrial drain cleaning and plumbing repair.

         A new franchisee pays an initial franchise fee of $225 for each 1,000 of the franchise territory's population, with a minimum initial fee of $22,500. In general, Mr. Rooter sells its franchises to licensed plumbers. No training is provided on the technical aspects of operating a plumbing or drain cleaning business. Instead, Mr. Rooter concentrates its training and support efforts on marketing, customer service, pricing, profitability, growth of the business and personnel management. Each franchisee is required to maintain an advertisement in the Yellow Pages of the telephone directory serving the franchised territory. Extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided through training meetings and toll-free telephone support from Company personnel.

         In addition to the initial franchise fee, under the terms of Mr. Rooter's standard franchise agreement, a franchisee pays a weekly royalty which ranges from 3% to 7% of gross sales, depending on weekly gross sales volume. In addition to the weekly royalty, the franchisees generally pay an advertising fee equal to 2% of their gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. On a yearly basis, Mr. Rooter sets a maximum National Advertising Fund contribution per individual franchisee. From time-to-time, Mr. Rooter advertises nationally on network radio and television.

         The term of the initial franchise agreement is ten years, which (for franchise agreements dated prior to 2000) may be renewed for additional five year terms at the option of the franchisee upon certain conditions, including six months prior notice and payment of a $2,500 renewal fee. In 2000, Mr. Rooter changed its renewal terms for new franchisees to include ten year renewal periods and a $750 renewal fee. Mr. Rooter may terminate a franchise agreement in the event that a franchisee breaches the terms of the agreement.

Rainbow

         Rainbow is a franchisor of carpet and upholstery cleaning and dyeing, air duct cleaning, and restoration service businesses. At December 31, 2000, Rainbow had 299 franchises in the United States and Canada, and 140 franchises through master franchise licensees in nine other countries.

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

         The initial franchise fee is a minimum of $15,900, with an additional amount depending upon the population of the franchise territory. During the term of the agreement, the franchisee is generally required to pay Rainbow a continuing royalty of 7% of weekly gross sales plus a national advertising fee of 2% of weekly gross sales. Franchisees may be eligible to receive a rebate of up to 50% of royalties paid upon satisfying certain conditions. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. On a yearly basis, Rainbow sets a maximum National Advertising Fund contribution per individual franchisee. The term of the initial franchise agreement is ten years, with a mutual option to renew and (for franchise agreements dated prior to 2000) no renewal fee. In 2000, Rainbow changed the renewal fee to $750 for new franchisees. From time-to-time, Rainbow advertises nationally on network television.

         No previous knowledge, experience or skills in the carpet cleaning or dyeing business are required prior to purchasing a Rainbow franchise. Instead, new franchisees are thoroughly trained on all aspects of the business under an operating system that the Company believes has proven to be successful. Beyond initial business and technical training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through training meetings and toll-free telephone support. Ongoing technical training is handled in the same manner.

Mr. Electric

         Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric(R)". Mr. Electric began operations in September of 1994, and at December 31, 2000, had 96 franchises in the United States and Canada, and through master licensees, 26 franchise operations in two other countries.

         The minimum initial franchise fee is $19,500, based on a territory population of approximately 100,000. The fee is increased by $195 for each additional 1,000 of population contained in the franchise territory.

         The initial franchise agreement term is ten years. For franchise agreements dated prior to 2000, an election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee. For agreements dated in 2000 and beyond, the renewal period is ten years with a $750 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay Mr. Electric (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of their local telephone directory. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through training meetings and toll-free telephone support from Company personnel. From time-to-time, Mr. Electric advertises nationally on cable television networks.

Aire Serv

         Aire Serv is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services of residential and commercial heating and air conditioning equipment. At December 31, 2000, Aire Serv had 58 franchises in the United States and Canada and, through master licensees, seven franchises operating in two other countries.

         The minimum initial franchise fee is $17,500, based on a territory population of approximately 100,000. The initial franchise fee is increased by $175 for each additional 1,000 of population contained in the franchise territory. New franchisees are also required to pay $10,000 for a variety of start-up items including marketing and advertising materials, an administrative start-up package and computer software.

         The initial franchise agreement term is ten years. For franchise agreements dated prior to 2000, an election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee. For agreements dated in 2000 and beyond, the renewal period is ten years with a $750 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay to Aire Serv (i) a continuing royalty fee ranging from 2.5% to 4.5% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of the franchisee's weekly gross sales. For "roll-in" business, the franchisee pays a 2.5% royalty fee and a 1% advertising fee for the first year of operation. If the amount of existing business "rolled-in" is large enough, the reduced rate may apply for the life of the franchise agreement. The franchisee is also required to maintain an advertisement in the Yellow Pages of their local telephone directory. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers and through regional training meetings and toll-free telephone support from Company personnel. From time-to-time, Aire Serv advertises nationally on cable television networks.

Mr. Appliance

         Mr. Appliance is a franchisor of major household appliance service and repair businesses. Mr. Appliance was organized in January of 1996, and at December 31, 2000, had 36 franchises, all in the United States.

         The minimum initial franchise fee is $15,900, based on a territory population of approximately 100,000. The initial franchise fee is increased by $50 for each additional 1,000 of population contained in the franchise territory. The franchisee receives an advertising and marketing package, and other start-up materials.

         The initial franchise agreement term is ten years. For franchise agreements dated prior to 2000, an election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee. For agreements dated in 2000 and beyond, the renewal period is ten years with a $750 renewal fee.

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

Glass Doctor

         Glass Doctor is a franchisor of automobile, residential and commercial glass replacement businesses. The Company acquired Glass Doctor in July of 1998, and at December 31, 2000, Glass Doctor had 62 franchises, all in the United States.

         The minimum initial franchise fee is $18,925, based on a territory population of 100,000. The fee is increased by $189 for each additional 1,000 of population in the franchise territory.

         The initial franchise agreement term is ten years. For franchise agreements dated prior to 2000, an election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee. For agreements dated in 2000 and beyond, the renewal period is ten years with a $750 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. Franchisees are also required to engage in local promotion of their services and to maintain an advertisement in the Yellow Pages of their local telephone directory. Each new franchisee is given initial business training and is taught a system for doing business. The franchisee is provided with a computerized business package which standardizes the operation of their business. All franchisees receive extensive ongoing support emphasizing development of marketing and business management skills through training meetings and toll-free telephone support from Company personnel. From time-to-time, Glass Doctor advertises nationally on network television.

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

         Mr. Electric's marketing strategy is focused on the sale of franchises to existing electrical contractors and electricians. The Company believes that Mr. Electric's targeted approach supplies a proven system to make an electrical service and repair business successful. Franchisees receive extensive training in sales, marketing and business systems which helps them to achieve a greater market share and increase their gross sales and profits. Mr. Electric is the only brand-name with national recognition in the residential electrical service and repair industry.

         Aire Serv's marketing strategy is focused on the sale of franchises to existing heating and air conditioning contractors. The Company believes that the heating, ventilating and air conditioning ("HVAC") market is extensive. The Aire Serv franchisee, equipped with marketing techniques, guidelines and industry expertise provided by Aire Serv, targets the residential and light commercial segments of the HVAC market. Aire Serv provides its franchisees with the critical tools necessary to achieve success as a retailing contractor and works with the franchisees to implement and execute effective strategies and systems in these areas.

         Mr. Appliance's marketing strategy is to sell franchises to existing appliance dealers and appliance servicers. Mr. Appliance provides a proven system, technical and management support, and training to help make an appliance repair and service franchise successful. Franchisees receive extensive training in sales, marketing and business systems.

         Glass Doctor's marketing strategy is to sell franchises to existing glass installation and/or replacement business owners. Glass Doctor provides an operating system, technical and management support, and training to help make such businesses more successful. Franchisees receive extensive training in sales, marketing and business systems.

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

         Mr. Electric is the first company to offer franchises in the residential and light commercial electrical service industry. Local electricians are Mr. Electric's primary source of competition.

         Local or regional HVAC contractors are Aire Serv's primary source of competition and, to a lesser extent, national home improvement retailers provide competition in some markets.

         Mr. Appliance is the first company to offer franchises in the fragmented appliance repair and service industry. Local appliance repair businesses are Mr. Appliance's primary competition.

         Glass Doctor competes with local and regional glass replacement companies as well as large glass manufacturers such as Safelite and other glass replacement services such as Harmon AutoGlass, Binswanger Harding Glass and Diamond Triumph, who operate on a national basis.

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

TRADE NAMES AND SERVICE MARKS

         The Company believes that its trademarks and service marks are important to the marketing of its franchises and the sale of services to consumers by its franchisees. The Company currently holds the following federally registered trademarks and service marks: THE DWYER GROUP(R), PROVIDING A WORLD OF SERVICE(R), PROVIDING A WORLD OF SPECIALTY SERVICES(R) AND TOP GUN(R). The Company, through its subsidiaries, currently holds the followING federally registered trademarks and service marks: MR. ROOTER(R) MR. ROOTER (STYLIZED), MR. WINKIE DEVICE, QUICK-AS-A-WINK(R), MR. ROOTER SUPER KLEENS DEVICE, BIOCHOICES(R), AMERICA'S TROUBLE SHOOTER(R), NORTH AMERICA'S TROUBLE SHOOTER(R), VAN STRIPE DESIGN FOR MR. ROOTER, AIRE SERV(R), AIRE SERV (STYLIZED), VAN STRIPE DESIGN FOR AIRE SERV, AMERICA'S COMFORT COMPANY(R), MR. ELECTRIC(R), MR. ELECTRIC (STYLIZED), VAN STRIPE DESIGN for Mr. Electric, RAINBOW INTERNATIONAL(R), RAINBOW INTERNATIONAL CARPET CARE & RESTORATION SPECIALIST THE CLEAN EXPERIENCE DEVICE, VAN STRIPE DESIGN FOR RAINBOW, MR. APPLIANCE(R), MR. APPLIANCE (STYLIZED), VAN STRIPE DESIGN FOR MR. APPLIANCE, GLASS DOCTOR(R), GLASS DOCTOR AND DEVICE, WE FIX YOUR PANES(R), GLASS DOCTOR (STYLIZED) and RUNNING DOCTOR DEVICE. The Company has applied for federal registration and service mark registration on the following: HYDRO SCRUB, MR. ROOTER HYDRO SCRUB, COMFORT PROTECTION PLAN, YOUR COMFORT ZONE, WE TREAT YOUR HOME LIKE IT'S OUR OWN, WE'LL PUT YOU IN YOUR COMFORT ZONE, MEMBERPLUS PLAN, WE'VE GOT THE POWER TO

MAKE THINGS BETTER, GLASS NOW and GLASS DOCTOR & DESIGN. The Company holds a service mark registration for RAINBOW INTERNATIONAL CARPET DYEING & CLEANING COMPANY AND DEVICE in sixteen states and a state service registration for AIRE SERV(R) and AIRE SERV (STYLIZED) iN California. In addition, the Company holds copyrights in connection with all training manuals and materials which it considers proprietary. The Company also holds numerous foreign trademarks and service marks related to its franchising concepts.

         Although the Company is not aware of any current use of similar marks, there can be no assurance that the Company's marks do not or will not violate the proprietary rights of others, that the Company's marks would be upheld if challenged, or that the Company would not be prevented from using its marks. Any limitations on the use by the Company of its trade names or service marks and the ability of its franchisees to use such marks would have an adverse effect on the Company.

REGULATION

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission (the "FTC") and various state authorities. Pursuant to FTC regulations, the Company is required to furnish prospective franchisees with a current franchise offering disclosure document containing information prescribed by the FTC. The Company uses Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, the Company is required to register or file with such states and to provide prescribed disclosure documents.

         The Company is required to update its offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time-to-time require the Company to cease offering and selling franchises until the affected disclosure documents are updated. There can be no assurance that the Company will be able to update its disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, continue offering and selling franchises or comply with existing or future franchise regulations in any particular state. The failure to take any of these actions could have an adverse effect on the Company.

         The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of, and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If the Company is unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will generally be unable to engage in offering or selling franchises in or from such state. In addition, the Company is subject to franchise laws in Alberta, Canada and Ontario, Canada where it offers and sells franchises. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new states and foreign jurisdictions could require the Company to continually alter methods of operations at costs which could be substantial.

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

EMPLOYEES

         As of December 31, 2000, the Company had 116 full-time employees and 4 part-time employees, none of whom belong to unions, as detailed below:

                                                  Full-time        Part-time           Total
                                                  ---------        ---------           -----

                  Corporate.......................... 55...............  3..............  58
                  Mr. Rooter......................... 13............... --..............  13
                  Aire Serv..........................  8............... --..............   8
                  Rainbow............................ 14............... --..............  14
                  Mr. Electric.......................  8............... --..............   8
                  Glass Doctor.......................  8...............  1..............   9
                  Mr. Appliance......................  5............... --..............   5
                  National Accounts..................  5............... --..............   5

                  Total............................. 116...............  4.............. 120

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. These facilities are leased from a related party under a month-to-month lease since the end of 2000, when an operating lease expired. Monthly rental for these offices is approximately $33,000. In March 2001, the Company reached an agreement to purchase the facilities (land, building and equipment) from the related party for the appraised value of approximately $3.5 million. See "Certain Relationships and Related Party Transactions." Management considers the facilities to be suitable and adequate.

ITEM 3. LEGAL PROCEEDINGS

         The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $350,000 as of December 31, 2000. The Company has accrued for this amount at that date.

         In the first quarter of 2001, the Company resolved a lawsuit and agreed to make payments totaling $150,000. This amount was included in accrued liabilities at December 31, 2000.

         Also in the first quarter of 2001, the Company settled a lawsuit to which it was the plaintiff. The net proceeds to the Company approximated $300,000, which primarily compensated the Company for lost revenues. Such amount was included in accounts receivable at December 31, 2000 and received in the first quarter of 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on The Nasdaq Stock Market(SM) under the symbol "DWYR". The following table sets forth the quarterly high and low sales prices per share of the Company's Common Stock for each quarter during the last two fiscal years:

                                                  HIGH       LOW
                                                 ------     ------
FISCAL YEAR ENDED DECEMBER 31, 2000
         First Quarter                           $ 4.25     $ 2.25
         Second Quarter                          $ 3.06     $ 2.31
         Third Quarter                           $ 2.69     $ 2.31
         Fourth Quarter                          $ 2.56     $ 1.63

FISCAL YEAR ENDED DECEMBER 31, 1999
         First Quarter                           $ 2.38     $ 1.75
         Second Quarter                          $ 2.13     $ 1.75
         Third Quarter                           $ 2.88     $ 1.88
         Fourth Quarter                          $ 2.50     $ 2.19

         On March 22, 2001, the closing sales price of the Company's Common Stock as reported by The Nasdaq Stock Market(SM) was $2.50 per share. As of such date, there were approximately 400 shareholders of record.

         No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock, but will retain earnings for the operation and development of its business.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. References to 1999 and 2000 are to the years ended December 31 of each year. Note references refer to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table shows the approximate amount (in thousands) and percentage of the total, of revenues and income (loss) before income taxes of each of the Company's operating subsidiaries and the parent holding company:

                                                             YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------
                                                         2000                              1999
                                             ---------------------------       ---------------------------
REVENUES:
Mr. Rooter                                   $    6,294             32.7%      $    5,311             32.3%
Rainbow                                           2,868             14.9            2,945             17.9
Glass Doctor                                      3,114             16.2            2,387             14.5
Mr. Electric                                      1,965             10.2            1,640             10.0
Aire Serv                                         1,388              7.2            1,157              7.0
Mr. Appliance                                       363              1.9              385              2.3
National Accounts                                 2,085             10.8            1,525              9.3
TDG Canada                                          506              2.6              429              2.6
Other (1)                                           635              3.5              645              4.1
                                             ----------       ----------       ----------       ----------
                                             $   19,218            100.0%      $   16,424            100.0%
                                             ==========       ==========       ==========       ==========



INCOME (LOSS) BEFORE INCOME TAXES:
Mr. Rooter                                   $    2,215             87.5%      $    1,830             76.7%
Rainbow                                             790             31.2              664             27.8
Glass Doctor                                        620             24.5              666             27.9
Mr. Electric                                         42              1.7               75              3.2
Aire Serv                                          (295)           (11.7)            (245)           (10.3)
Mr. Appliance                                      (317)           (12.5)            (207)            (8.7)
National Accounts                                   (80)            (3.2)             (99)            (4.2)
TDG Canada                                          112              4.4               64              2.7
Other (1)                                          (557)           (21.9)            (362)           (15.1)
                                             ----------       ----------       ----------       ----------
                                             $    2,530            100.0%      $    2,386            100.0%
                                             ==========       ==========       ==========       ==========

----------

(1) Includes revenues or income (loss) before income taxes of The Dwyer Group, Inc. (parent holding company) which maintains all corporate activities and functions (executive, accounting, legal, data processing and administration). Revenues are derived primarily from administrative fees charged to related parties. A portion of general and administrative expenses are allocated to subsidiary companies.

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Company recorded net income of $2,053,000 or $.29 per share for 2000, as compared to net income of $1,535,000, or $.22 per share for 1999.

         Revenues

         Total revenues for 2000 were $19,218,000, an increase of $2,794,000 or 17%, from $16,424,000 for 1999. This increase is comprised of the following components: royalties increased $1,976,000 (21.0%); franchise fees increased $107,000 (2.5%); sales of products and services increased by $543,000 (34.0%); interest increased by $152,000 (28.0%); and other revenues increased by $16,000 (2.9%).

         Royalty revenues increased by 21% from $9,416,000 in 1999 to $11,393,000 in 2000. Such revenues increased as follows: Mr. Rooter - $865,000 (22.3%); Aire Serv - $353,000 (73.5%); Mr. Electric - $379,000 (55.5%); Glass
Doctor - $315,000 (23.2%); and Mr. Appliance - $74,000 (62.8%). Royalties from
Canadian and certain other foreign operations also increased by $58,000 (15.1%). Overall, these royalty revenue increases, which coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength. The above increases were partially offset by a decrease in royalty revenues from Rainbow of $68,000 (2.7%), due to the termination of franchise agreements with a number of underperforming franchisees.

         Franchise sales revenues represent the initial franchise fees paid to the Company by its franchisees as well as fees charged for foreign master licenses. These revenues increased from $4,315,000 in 1999 to $4,422,000 in 2000. Increases were recorded by Glass Doctor - $362,000 (37.6%) and Mr. Rooter
- $64,000 (5.4%). The significant increase from Glass Doctor is due primarily to stepped-up marketing initiatives, improved brand recognition and the sale of additional territory to existing franchisees. The above increases were partially offset by decreases from: Aire Serv - $120,000 (18.7%); Mr. Electric - $74,000 (8%); Mr. Appliance - $101,000 (40.2%) and Rainbow - $14,000 (4.7%). Canadian
franchise sales revenues also decreased by $11,000 (16%). Overall in 2000, the franchise sales department experienced turnover in salespeople, causing lower sales for some of the concepts. In late 2000, these salespeople were replaced and the sales staff was further increased in an effort to increase franchise sales in future periods.

         Revenues from sales of products and services increased by $543,000 (34%) due to increased volume generated by National Accounts.

         Interest revenues increased by $152,000 (28%) primarily due to accounts receivable from related parties being converted to notes in late 1999, and to an increase in trade notes receivable.

         Costs and Expenses

         During 2000, general, administrative and selling expenses increased by $1,407,000 (11.9%) as compared to 1999. This increase was primarily a result of additional costs and personnel associated with the increase in overall revenues, and additional franchise sales personnel hired during the third quarter in an effort to increase franchise sales revenues in future periods. In addition, the Company settled lawsuits for approximately $248,000 in order to avoid future legal costs.

         The cost of products and service sales increased by $462,000 (34%), in proportion to the increase in product sales.

         Depreciation and amortization expense increased by $558,000 (68.7%) due to the amortization of franchise rights purchased in 1999 and 2000.

         Interest expense increased by $223,000 (255.6%) due to additional debt resulting from purchase of franchise rights.

         In the fourth quarter of 2000, the Company determined that certain tax credits were available to be applied against taxes incurred for 2000 and prior years. These credits have the effect of reducing overall tax expense by providing a deferred tax benefit in the current year. Such benefit of approximately $438,000 was recorded in the fourth quarter of 2000. A reconciliation of income tax expense at the federal statutory rate to the income tax expense is found in Note 7 of the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company's working capital ratio was 1.2 to 1 compared to 1.4 to 1 at December 31, 1999. The Company had working capital of $836,000 at the end of 2000, as compared to $1,347,000 at the end of 1999. These changes are due primarily to an increase in current maturities of long-term debt which funded the purchase of franchise rights. At December 31, 2000, the Company had cash and cash equivalents of approximately $147,000 and marketable securities of approximately $494,000.

         In the first quarter of 2000, the Company negotiated a $500,000 term loan and a $500,000 line of credit with its bank. Of such total amount, $700,000 was used primarily to fund a portion of the purchase price of franchise rights. In the third quarter of 2000, the remainder of the line of credit was used for payments on long term debt. The line expired in

March of 2001 and has been extended until May 2001. The Company expects to renew the line with similar terms and conditions.

         In March of 2001, the Company agreed to purchase its principal executive and administrative facilities (land, buildings and equipment) from a related party for approximately $3.7 million, which is equal to the appraised value of the facilities. The Company will pay approximately $1.5 million in cash, with the remaining amount funded by forgiveness of debt due from related parties. The cash portion will be funded by a $2.9 million bank loan collateralized by the facilities. The Company plans to use the excess portion of the loan to improve the purchased property, to pay down other existing debt and for additional working capital. The interest rate on the new loan is expected to approximate 7.6%. It is anticipated, but not assured, that the transaction will be completed in April of 2001.

         Management believes that the Company's cash flow, supplemented by the Company's positive cash position and available line of credit, will be adequate to fund the Company's capital requirements over the next year.

         Net cash used by operating activities for 2000 totaled $677,000 as compared to $530,000 in 1999. In 2000, cash was generated primarily by net income of $2,053,000, depreciation and amortization of $1,370,000, a provision for doubtful accounts of $381,000 and an increase in accounts payable and accrued liabilities of $505,000. These amounts were more than offset by the cash portion of notes receivable from franchise sales of $3,242,000, an increase in accounts receivable of $1,070,000, an increase of $300,000 in related party receivables and an increase of $313,000 in the deferred tax asset. In 1999 cash was generated primarily by net profit of $1,535,000, depreciation and amortization of $812,000, and a $569,000 change in the deferred tax asset. These amounts were more than offset by notes receivable from franchise sales of $2,622,000, an increase in accounts receivable of $179,000, an increase in related party receivables of $303,000, and a decrease in accounts payable and accrued liabilities of $169,000.

         In 2000, the Company generated $709,000 in cash from investing activities versus $1,700,000 in 1999. In 2000, the Company generated $1,562,000 (of which $112,000 was from related parties) from collections on notes receivable and $407,000 from the sale of marketable securities. These amounts were partially offset by the cash portion of the purchase of franchise rights of $481,000, the purchase of property and equipment for $326,000, and by a loan to a related party of $330,000. In 1999, the Company generated $1,538,000 from collections on notes receivable (of which $147,000 was from related parties), $150,000 from the sale of assets and $1,030,000 from the net sale of marketable securities. These amounts were partially offset by purchases of property and equipment of $306,000 and purchases of franchise rights of $661,000.

         In 2000, the Company used $441,000 for financing activities. Payments on borrowings of $1,525,000 and the purchase of treasury stock for $19,000 were partially offset by proceeds on borrowings of $1,104,000. In 1999, the Company used $1,112,000 in cash for financing activities for payments on borrowings of $777,000 and purchases of treasury stock for $896,000, partially offset by proceeds from the exercise of stock options of $562,000.

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 2000, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $392,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. Approximately $134,000 and $128,000 was paid to SunTrust during 2000 and 1999, respectively, representing monthly installments on behalf of franchisees in default. In 1998, management discontinued the practice of guaranteeing notes to third parties.

         In 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. Each month, the Company receives an Aging Report of the amounts due and owing by the franchisees. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. In 2000 and 1999, the Company paid approximately $74,000 and $69,000, respectively, on such delinquent notes. At December 31, 2000, the Company was contingently liable for approximately $458,000, relating to such notes. In 1998, management discontinued the practice of guaranteeing notes to third parties.

         In connection with its franchising activities, the Company regularly extends credit to prospective franchisees to finance their purchase of franchises. The repayment of such indebtedness is secured by the assets of such franchises, including the franchise rights sold to the franchisees. The Company recognizes franchise sales revenues for the entire sale if the franchisee has made a down payment in cash of at least 20% of the sales price and has completed training. The Company also recognizes franchise sales revenues from existing franchisees buying additional territory who make a cash down payment of less than 20% but who have an established history of good credit. At December 31, 2000 and 1999, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $5,590,000 and $4,123,000, respectively. At December 31, 2000, the Company's allowance for doubtful notes was $948,000, which the Company believes is adequate for the size and nature of its notes receivable.

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

INCOME TAXES

         The Company establishes a valuation allowance to be applied against its deferred tax asset in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". At December 31, 2000, such allowance was $339,611. The Company continually reviews the adequacy of the valuation allowance and is recognizing benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

         The Company expects to realize the net deferred asset principally through the implementation of reasonable tax strategies based on future income projections. The valuation allowance as of December 31, 2000 pertains primarily to minimum tax credits available for carryforward.

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

FOREIGN OPERATIONS

         The Company operates in 15 foreign countries. Typically, other than in Canada, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. However, the Company may sell additional master licenses, which could result in lump sum payments from the master licensees to the Company.

ACCOUNTING MATTERS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe that this will have a material impact on the Company's financial statements. Implementation of this standard was delayed by the FASB for a twelve-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of effective date of FASB Statement No. 133". In addition, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity." The Company will adopt SFAS 133, as amended, as required for its first quarterly filing of fiscal year 2001.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101 until the quarter ended December 31, 2001, with retroactive application to the beginning of 2001. The Company has adopted SAB 101 with no material impact on its financial position or results of operation.

         In March 2000, the FASB issued FASB Interpretation (FIN) 44, Accounting for Certain Transaction Involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation was effective July 1, 2000, except for provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The Company adopted FIN 44 with no material impact on its financial statements.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, together with the independent auditor's report of BDO Seidman, LLP, appear on pages 28 through 49 of this report. See Index to Financial Statements on page 27 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE



                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                                      AGE                 POSITION
----                                      ---                 --------

Theresa Dwyer.............................66..................Chairperson of the Board of Directors and Director
Dina Dwyer-Owens..........................38..................President, Chief Executive Officer and Director
Robert Tunmire............................42..................Executive Vice President and Director
Thomas J. Buckley.........................54..................Vice President, Treasurer and Chief Financial
                                                              Officer
Deborah Wright-Hood.......................39..................Vice President of Administration and Assistant
                                                              Treasurer
Michael Bidwell...........................42..................Chief Operating Officer
Donald J. Dwyer, Jr.......................36..................Director of International Operations and Director
James L. Sirbasku.........................61..................Director
John P. Hayes.............................51..................Director
Donald E. Latin...........................70..................Director

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

         Dina Dwyer-Owens has served as President and Chief Executive Officer since January 1, 1999 and has been a Director of the Company since 1989. Prior to that time, she served as Vice President of Operations since September of 1995 after serving as Co-Chairperson of the Board of Directors from December of 1994 to July of 1995. Ms. Dwyer-Owens also served as Secretary of the Company from 1989 through December of 1998. Ms. Dwyer-Owens has been employed by Dwyer Real Estate and Development, Inc., a real estate concern located in Waco, Texas, since June of 1981. She also serves as Director to Rainbow, Mr. Rooter and National Accounts. Ms. Dwyer-Owens has approximately 20 years experience in the franchising industry.

         Robert Tunmire has been Executive Vice President since January 1, 1999. Prior to that time, he served as President and Chief Executive Officer of the Company since December of 1994 after serving as Executive Vice President since June of 1993. Mr. Tunmire also currently serves as President of Glass Doctor. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January of 1992 through May of 1993. From 1989 to 1992, he served as Vice President of Mr. Rooter. From December of 1980 until May of 1989, Mr. Tunmire was employed by Rainbow, most recently as Executive Vice President of Franchise Counseling. Mr. Tunmire has approximately 25 years experience in the franchising industry.

         Thomas J. Buckley has served as Treasurer and Chief Financial Officer since August of 1997 and as Vice President since June of 1998. He has also served as President of Mr. Electric since May of 1999. Prior to employment by the Company, he served as Chief Financial Officer of Watermarc Food Management Co. ("Watermarc") since 1994. Mr. Buckley resigned as an officer of Watermarc effective July 1, 1997. In January of 1999, Watermarc filed for bankruptcy protection under Chapter XI of the U.S. Bankruptcy Code. From 1990 to 1994, Mr. Buckley served as Vice President of Finance and Franchising for Western Sizzlin' Restaurants. Mr. Buckley has also owned and operated his own franchising business as a regional franchisor of SpeeDee Oil Change & Tune-Up, and has 19 years overall experience in the franchising industry.

         Deborah Wright-Hood has served as Secretary of the Company since December of 1998 and as Vice President of Administration since June of 1998. Prior to that time, she was employed by the Company in various capacities since 1985, including Director of Administration since 1994. Ms. Wright-Hood was also President of Worldwide Supply, Inc. from 1985 until December of 2000. Ms. Wright-Hood has over 21 years experience in the franchising industry.

         Michael Bidwell has been Chief Operating Officer since July of 2000, has been President of Rainbow since July of 1995 and President of Mr. Rooter and Mr. Appliance since August of 1998. Mr. Bidwell was a Rainbow franchisee in Tucson, Arizona from April of 1984 to June of 1995, and a Mr. Rooter franchisee from August of 1992 to June of 1995. From 1986 to June of 1995, Mr. Bidwell served as President of Ramsoo, Inc., an Arizona corporation, which operated the Rainbow and Mr. Rooter franchises in Tucson, Arizona. From November of 1987 until July of 1995, Mr. Bidwell was also a franchisee and regional director for Worldwide Refinishing Systems, Inc., a related party to the Company. Mr. Bidwell also serves as a Director of National Accounts. Mr. Bidwell has over 16 years experience in the franchising industry.

         Donald J. Dwyer, Jr. has served as a Director since May of 1989. Mr. Dwyer is currently, and has been since 1994, employed by the Company as Director of International Operations. He previously served as Director of International Operations for Rainbow from 1987 to 1994. Mr. Dwyer has approximately 17 years experience in the franchising industry.

         James L. Sirbasku has served as a Director since July of 1994. He has served as Chairman and Chief Executive Officer of Profiles International, Inc., an international company providing pre-employment evaluation systems, since March of 1991. From 1980 to 1991, Mr. Sirbasku served as President of SMI International, Inc., a company specializing in franchising businesses. Mr. Sirbasku has over 26 years experience in the franchising industry.

         John P. Hayes has served as a Director since July of 1994. He founded and served, from January of 1987 to 1995, as President of The Hayes Group, Inc., an international marketing and promotion company specializing in franchised businesses. Since January of 1996, Mr. Hayes has served as a consultant to franchisors. Mr. Hayes has approximately 22 years experience in the franchising industry.

         Donald E. Latin has served as a Director since July of 1995. He founded and, since 1986, has served as President of D. Latin and Company, Inc., an investment banking company which provides such corporate finance services as: the raising of capital, mergers and acquisitions, valuation of businesses, fairness opinions, and other financial advisory services.

         Dina Dwyer-Owens, Deborah Wright-Hood and Donald J. Dwyer, Jr. are the children of Theresa Dwyer and the late founder, Donald J. Dwyer.

BOARD PARTICIPATION AND STRUCTURE

         The Board of Directors met four times during 2000 and additionally took action 31 times by means of written consent. Each director attended all of the meetings with the exception of Mr. Sirbasku, who was not present at two of the meetings and Donald Dwyer, Jr., who was not present at one of the meetings. Non-employee directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

         The Audit Committee, comprised of Ms. Dwyer-Owens and Messrs. Hayes, Latin and Sirbasku, met twice during 2000. All members attended.

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

         Based solely on its review of the copies of such forms received by it with respect to the fiscal year ended December 31, 2000, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with, except that during 2000 the following persons were late in filing one report each: Messers. Tunmire, Donald Dwyer, Jr., Ms. Dwyer, Ms. Wright-Hood and Ms. Dwyer-Owens. No other officer, director or ten percent holder was late in filing reports pursuant to Section 16 (a).

ITEM 10.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following information sets forth compensation earned by the Company's Chief Executive Officer and all other of its named executive officers whose annual compensation exceeded $100,000 in 2000, for services rendered for the Company and its Subsidiaries during the fiscal years indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                                             LONG TERM
                                                                  ANNUAL COMPENSATION                      COMPENSATION
                                                    ------------------------------------------------   ---------------------
           NAME AND                                                                                    SECURITIES UNDERLYING
      PRINCIPAL POSITION               YEAR         SALARY($)           BONUS($)           OTHER($)           OPTIONS
      ------------------               ----         ----------         ----------         ----------   ---------------------
Dina Dwyer-Owens,                      2000         $  142,822         $   40,172                 --                 --
   President and CEO                   1999             81,125                300                 --                 --
                                       1998             76,111              7,000                 --                 --

Robert Tunmire,                        2000         $  125,716         $  132,650                 --                 --
   Executive Vice President            1999         (1)125,215            104,932                 --                 --
                                       1998         (1)218,616             20,000                 --                 --

Thomas J. Buckley,                     2000         $  126,890         $   68,072                 --              5,000
   Vice President & Chief              1999            112,692              1,555                 --             12,000
   Financial Officer                   1998            103,846             10,000                 --             15,000

Michael Bidwell,                       2000         $  117,756         $  235,372                 --              5,000
   Chief Operating Officer             1999            117,305             96,816                 --             16,000
                                       1998            127,083             31,286                 --                 --

Deborah Wright-Hood                    2000         $   87,000         $   19,149                 --                 --
   Secretary & Vice                    1999             74,889              1,647                 --                 --
   President of                        1998             87,317              3,374                 --                 --
   Administration

----------

(1)      Includes salary plus commissions from franchise sales.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 2000:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                   NUMBER OF        PERCENT OF TOTAL
                                   SECURITIES      OPTIONS GRANTED TO     EXERCISE
                                   UNDERLYING           EMPLOYEES          OR BASE       EXPIRATION
           NAME                 OPTIONS GRANTED      IN FISCAL YEAR       PRICE (1)         DATE
           ----                 ---------------    -------------------   ----------      ----------

Dina Dwyer-Owens                          --                 --                  --              --
Robert Tunmire                            --                 --                  --              --
Thomas J. Buckley                      5,000                8.5%         $     2.50         1/27/10
Michael Bidwell                        5,000                8.5%         $     2.38          9/1/10
Deborah Wright-Hood                       --                 --                  --              --

(1) Reflects the per share exercise price, which is equal to or greater than the closing market price of the underlying security on the date of grant.

The following table shows option exercises during the year ended December 31, 2000 and the value of unexercised options at December 31, 2000 for the named executive officers who exercised options during 2000 or who had unexercised options at December 31, 2000:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                                NUMBER OF
                                                                                SECURITIES
                                                                                UNDERLYING                VALUE OF
                                                                                UNEXERCISED             UNEXERCISED IN-
                                                                              OPTIONS AT FISCAL       THE-MONEY OPTIONS
                                                                                  YEAR END            AT FISCAL YEAR END
                               SHARES ACQUIRED                                  (EXERCISABLE/           (EXERCISABLE/
        NAME                     ON EXERCISE           VALUE REALIZED          UNEXERCISABLE)         UNEXERCISABLE) (1)
        ----                   ---------------         ---------------        -----------------       ------------------

Dina Dwyer-Owens                            --                      --             5,000 / -0-                 $0 / $0
Robert Tunmire                              --                      --           100,000 / -0-                 $0 / $0
Thomas J. Buckley                           --                      --         46,923 / 49,282                 $0 / $0
Michael Bidwell                             --                      --         68,200 / 27,800                 $0 / $0
Deborah Wright-Hood                         --                      --               -0- / -0-                 $0 / $0

----------

(1) The closing price of the Common Stock on December 31, 2000 was $1.88 per share.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2000, certain information regarding the beneficial ownership of Common Stock by (i) each of named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:

                                                                               BENEFICIAL OWNERSHIP (1)
                                                                         ----------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                     NUMBER OF SHARES       PERCENT (2)
------------------------------------                                     ----------------      ------------

Dwyer Investments, Ltd. (4)                                                   3,800,706             54.3%
Donald J. Dwyer Family Trust (4)                                                115,659              1.7%
Theresa Dwyer (3) (6) (7)                                                     4,013,746             57.4%
Donald J. Dwyer, Jr. (3) (5) (7) (8) (9)                                        983,315             14.0%
Dina Dwyer-Owens (3) (8) (10)                                                   569,191              8.1%
Robert Tunmire (3) (8) (11)                                                     683,934              9.6%
Deborah Wright-Hood (3) (8)                                                     562,460              8.0%
Thomas Buckley (3) (12)                                                          81,623              1.2%
John Hayes (13)                                                                  35,102                *
James Sirbasku (14)                                                              21,000                *
Donald E. Latin (15)                                                             15,500                *
Michael Bidwell (3) (16)                                                         99,945              1.4%
Darren Dwyer (3) (8)                                                            533,391              7.6%
Douglas Dwyer (3) (8)                                                           550,773              7.9%
Donna Dwyer-Van Zandt (3) (8)                                                   560,055              8.0%
Renaissance Capital Growth & Income Fund III (17)                               675,000              9.6%
All officers and directors as a group (nine persons) (5) (6) (18)             4,861,870             66.3%

----------

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

(2) Based on a total of 6,997,931 shares of Common Stock outstanding prior to the exercise of any outstanding options or warrants.

(3) The principal business address of each of these individuals is c/o the Company, 1010 N. University Parks Drive, Waco, Texas 76707.

(4) Mr. Dwyer, former Chairman of the Board, President and CEO of the Company, died December 4, 1994. On April 10, 1997, his Estate distributed 4,077,501 shares of Common Stock beneficially owned by the Estate to Ms. Theresa Dwyer with the remaining 115,423 shares distributed to the Donald J. Dwyer Family Trust (the "Trust), of which Ms. Theresa Dwyer and Mr. Donald Dwyer, Jr. are Co-Trustees. On September 4, 1997, Ms. Theresa Dwyer contributed 3,899,182 beneficially owned shares, and the Trust contributed 115,092 beneficially owned shares, to Dwyer Investments, Ltd. (the "Partnership") in exchange for equity interests. On April 10, 1998, Ms. Dwyer sold 13.3% limited partnership interests in the Partnership to Mr. Donald J. Dwyer, Jr., Ms. Donna Dwyer-

         Van Zandt, Ms. Deborah Wright-Hood, Ms. Dina Dwyer-Owens, Mr. Darren Dwyer, Mr. Douglas Dwyer, as trustees of various generation-skipping trusts, and to Mr. Robert Tunmire, individually, each acquiring a 13.3% limited partnership interest. Ms. Dwyer, as managing partner, has sole dispositive power over the stock owned by the Partnership. The principal address for the Partnership and the Trust is c/o the Company, 1010 N. University Parks Drive, Waco, Texas, 76707.

(5) Includes beneficial ownership of 295,000 shares of Common Stock acquired in 1999 pursuant to a stock option agreement with the Company.

(6) Includes 3,800,706 shares of Common Stock of the Partnership over which Ms. Theresa Dwyer has sole dispositive power as Managing Partner.

(7) Includes 115,659 shares of Common Stock of the Trust over which Ms. Theresa Dwyer and Donald J. Dwyer, Jr., have shared voting power as Co-Trustees.

(8) Includes 533,215 shares of Common Stock of the Partnership over which the individual has full voting power, but no dispositive power.

(9) Includes 5,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(10) Includes 5,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(11) Includes 100,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(12) Includes 46,923 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan and 30,000 warrants purchased from an unrelated third party in 2000.

(13) Includes 34,852 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Hayes. The principal business address of Mr. Hayes is 6612 Dupper Court, Dallas, Texas 75252.

(14) Includes 16,000 shares of Common stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Sirbasku. The principal business address of Mr. Sirbasku is 5205 Lakeshore Drive, Waco, TX 76710.

(15) Includes 5,000 shares of Common Stock now exercisable pursuant to options granted Mr. Latin. The principal business address of Mr. Latin is 3102 Maple Avenue, Suite 450, Dallas, TX 75201.

(16) Includes 68,200 shares of Common Stock now exercisable under an Incentive Stock Option Plan and 30,000 warrants purchased from an unrelated third party in 2000.

(17) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(18) Includes 280,975 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan and 60,000 warrants exercisable by officers of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with its Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates").

         Since December 31, 2000, when an operating lease expired, the Company leases its principal executive and administrative facilities from an Affiliate, under a month-to-month operating lease requiring monthly payments of approximately $33,000. In March of 2001, the Company agreed to purchase these facilities (land, buildings and equipment), plus adjoining land for possible expansion, from the Affiliate for approximately $3.7 million, which is equal to the appraised value of the facilities. The Company will pay approximately $1.5 million in cash to pay off an existing mortgage, with the remaining amount funded by forgiveness of debt due from Affiliates. The cash portion of the loan will be funded by a $2.9 million mortgage loan from a bank (see Note 16 to Consolidated Financial Statements).

         In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from Affiliates. The Company expensed approximately $425,000 for these rents and services in 2000, and $387,000 in 1999.

         The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales commissions and management fees of approximately $612,000 in 2000, and $582,000 in 1999. In addition, from time-to-time, the Company and its Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         In both 2000 and 1999, the Company paid an independent director approximately $31,000 for consulting services. In addition, another independent director provides consulting services regarding public relations, marketing and special projects to the Company. The Company paid approximately $113,000 and $123,000, in 2000 and 1999, respectively, for these services.

         At December 31, 2000 and 1999, the Company had accounts, interest and notes receivable from related parties totaling approximately $2,679,000 and $2,229,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

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

    10.57 Asset Purchase Agreement by and among Century Business Services, Inc., General Business Services, Inc., General Tax Services, Inc., Edwin K. Williams & Co., GBS Acquisition Corp. and The Company.
              (12)

    10.58 Form of Stock Option Agreement dated December 23, 1997, by and between the Company and Tom Buckley for 64,205 shares of the Company's Common Stock. (13)

    10.59 Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Tom Buckley for 15,000 shares of the Company's Common Stock. (13)

    10.60 Form of Stock Option Agreement dated January 28, 1998, by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock. (13)

    10.61 Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Donald E. Latin for 5,000 shares of the Company's Common Stock. (13)

    10.62 Form of Stock Option Agreement dated January 28, 1998, by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (13)

    10.63 Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock. (14)

    10.64 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (14)

    10.65 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Mike Bidwell for 16,000 shares of the Company's Common Stock. (14)

    10.66 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (14)

    10.67 Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Tom Buckley for 10,000 shares of the Company's Common Stock. (14)

    10.68 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Tom Buckley for 2,000 shares of the Company's Common Stock. (14)

    10.69* Form of Stock Option Agreement dated January 27, 2000 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock. (15)

    10.70* Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock. (15)

    10.71* Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (15)

    10.72* Form of Stock Option Agreement dated September 1, 2000 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (15)

    21.1*     List of Subsidiaries

* Filed herewith.

----------

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

(11) Incorporated by reference to the Registrant's Form 8-K dated as of July 24, 1998 (SEC File No. 0-15227).

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).

(15) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000 (SEC File No. 0-15227).

----------

(b)      Reports on Form 8-K

         (1)      None

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 22nd day of March, 2001.


                    The Dwyer Group, Inc.


                    By:  /s/ Thomas J. Buckley
                         ------------------------------
                         Thomas J. Buckley, Vice President, Chief Financial Officer and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signatures                               Title                                              Date
----------                               -----                                              ----


/s/ Theresa Dwyer                        Chairperson of the                                 March 22, 2001
------------------------------           Board of Directors and Director
Theresa Dwyer

/s/ Dina Dwyer-Owens                     President and Chief                                March 22, 2001
------------------------------           Executive Officer
Dina Dwyer-Owens                         (Principal Executive Officer)

/s/ Robert Tunmire                       Executive Vice President                           March 22, 2001
------------------------------           and Director
Robert Tunmire

/s/ Thomas J. Buckley                    Vice President, Chief                              March 22, 2001
------------------------------           Financial Officer and Treasurer
Thomas J. Buckley                        (Principal Financial and Accounting Officer)

/s/ James Sirbasku                       Director                                           March 22, 2001
------------------------------
James Sirbasku

/s/ Donald J. Dwyer, Jr.                 Director                                           March 22, 2001
------------------------------
Donald J. Dwyer, Jr.

/s/ John P. Hayes                        Director                                           March 22, 2001
------------------------------
John P. Hayes

/s/ Donald E. Latin                      Director                                           March 22, 2001
------------------------------
Donald E. Latin

INDEX TO FINANCIAL STATEMENTS



                                                                                                            Page
                                                                                                            ----


Report of Independent Certified Public Accountants........................................................... 28

Consolidated Balance Sheets as of December 31, 2000 and 1999............................................ 29 - 30

Consolidated Statements of Income for the years ended December 31, 2000 and 1999............................. 31

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
     years ended December 31, 2000 and 1999.................................................................. 32

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999......................... 33

Notes to Consolidated Financial Statements.............................................................. 34 - 49

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
The Dwyer Group, Inc.
Waco, Texas


We have audited the accompanying consolidated balance sheets of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





BDO SEIDMAN, LLP
Dallas, Texas
March 2, 2001

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                   DECEMBER 31,
                                                                           -----------------------------
                                                                               2000             1999
                                                                           ------------     ------------

CURRENT ASSETS:
       Cash and cash equivalents                                           $    146,852     $    556,383
       Marketable securities, available-for-sale                                493,684          883,717
       Trade accounts receivable, net of allowance for doubtful
             accounts of $506,143 and $220,242, respectively                  1,958,441          829,866
       Accounts receivable from related parties                                 355,929           55,581
       Accrued interest receivable, including amounts due from
             related parties of $131,613 and $200,033, respectively             175,740          234,034
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $63,360 and $56,053, respectively           1,520,605        1,345,267
       Inventories                                                               97,369           31,779
       Prepaid expenses                                                         201,292          184,579
       Federal income tax receivable                                            330,252          301,579
       Notes receivable from related parties, current portion                   289,022          682,878
                                                                           ------------     ------------

          TOTAL CURRENT ASSETS                                                5,569,186        5,105,663

PROPERTY AND EQUIPMENT, at cost, net                                            981,185        1,036,107

NOTES AND ACCOUNTS RECEIVABLE FROM RELATED PARTIES                            1,902,366        1,290,998

TRADE NOTES RECEIVABLE, net of allowance for doubtful notes of
             $884,403 and $872,467, respectively                              4,638,259        3,601,029

GOODWILL, net                                                                 5,218,794        5,408,617

PURCHASED FRANCHISE RIGHTS, net                                               4,242,015        2,298,851

COVENANT NOT TO COMPETE, net                                                     51,661           71,661

NET DEFERRED TAX ASSET                                                          611,551          299,013

OTHER ASSETS                                                                    360,183          304,988
                                                                           ------------     ------------

TOTAL ASSETS                                                               $ 23,575,200     $ 19,416,927
                                                                           ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------      ------------

Current liabilities:
       Accounts payable, trade                                             $    432,390      $    577,500
       Accrued liabilities                                                    1,387,248         1,399,378
       Deferred franchise sales revenue                                         341,311           405,757
       Litigation reserves                                                      345,501           244,096
       Federal income tax payable                                               560,775                --
       Current maturities of long-term debt                                   1,665,948         1,131,600
                                                                           ------------      ------------

          TOTAL CURRENT LIABILITIES                                           4,733,173         3,758,331

LONG-TERM DEBT, less current maturities                                       2,727,190         1,481,707

DEFERRED FRANCHISE SALES REVENUE                                                227,766           417,432
                                                                           ------------      ------------

TOTAL LIABILITIES                                                             7,688,129         5,657,470

Commitments and contingencies

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value - 500,000 shares authorized,
               none outstanding                                                      --                --
       Common stock, $.10 par value - 15,000,000 shares authorized;
               7,645,185 issued and 6,997,931 outstanding in 2000;
               7,645,185 issued and 7,005,914 outstanding in 1999;              764,519           764,519
       Additional paid-in capital                                            10,193,855        10,183,855
       Retained earnings                                                      6,185,086         4,131,821
       Accumulated other comprehensive loss                                     (46,237)         (130,052)
       Treasury stock, at cost, 647,254 shares in 2000 and 639,271
               shares in 1999                                                (1,210,152)       (1,190,686)
                                                                           ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                                   15,887,071        13,759,457
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 23,575,200      $ 19,416,927
                                                                           ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------

REVENUES:
     Royalties                                         $ 11,392,596      $  9,416,439
     Franchise fees                                       4,421,977         4,314,885
     Sales of products and services                       2,142,354         1,599,493
     Interest                                               694,740           542,944
     Other                                                  566,271           550,376
                                                       ------------      ------------
        TOTAL REVENUES                                   19,217,938        16,424,137
                                                       ------------      ------------

COSTS AND EXPENSES:
     General, administrative and selling                 13,185,138        11,778,559
     Costs of product and service sales                   1,821,744         1,359,971
     Depreciation and amortization                        1,369,830           811,925
     Interest                                               310,802            87,410
                                                       ------------      ------------
        TOTAL COSTS AND EXPENSES                         16,687,514        14,037,865
                                                       ------------      ------------

Income before income taxes                                2,530,424         2,386,272
Income tax expense                                         (477,159)         (851,323)
                                                       ------------      ------------

NET INCOME                                             $  2,053,265      $  1,534,949
                                                       ============      ============

EARNINGS PER SHARE - BASIC                             $       0.29      $       0.22
                                                       ============      ============

EARNINGS PER SHARE - DILUTED                           $       0.29      $       0.22
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES                            6,999,939         6,968,401
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                           7,123,025         7,121,770
                                                       ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                             COMPREHENSIVE
                                                                      STOCKHOLDERS' EQUITY                       INCOME
                                                                 ------------------------------      ------------------------------
                                                                    SHARES           DOLLARS             1999              2000
                                                                 ------------      ------------      ------------      ------------
COMMON STOCK
     Balance at January 1,1999                                      7,228,585      $    722,859
        Issuance of common stock                                      416,600            41,660
                                                                 ------------      ------------
     Balance at December 31,1999 and 2000                           7,645,185           764,519

ADDITIONAL PAID-IN CAPITAL
     Balance at January 1,1999                                                        9,653,691
        Issuance of stock                                                               520,164
                                                                                   ------------
        Issuance of warrants                                                             10,000
                                                                                   ------------
     Balance at December 31,1999                                                     10,183,855
        Issuance of warrants                                                             10,000
                                                                                   ------------
     Balance at December 31, 2000                                                    10,193,855
                                                                                   ------------

RETAINED EARNINGS
     Balance at January 1,1999                                                        2,596,872
        Net income                                                                    1,534,949      $  1,534,949
                                                                                   ------------
     Balance at December 31,1999                                                      4,131,821
        Net income                                                                    2,053,265                        $  2,053,265
                                                                                   ------------
     Balance at December 31, 2000                                                     6,185,086
                                                                                   ------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
     Balance at January 1,1999                                                          (61,657)
        Reduction in carrying value of investments
             (net of tax benefit of $63,824)                                           (134,686)         (134,686)
        Foreign currency translation adjustment                                          66,291            66,291
                                                                                   ------------
     Balance at December 31,1999                                                       (130,052)
                                                                                   ------------
        Increase in carrying value of investments
             (net of tax expense of $4,670)                                               9,066                               9,066
        Reclassification adjustment for loss included in                                 86,460                              86,460
            net income (net of tax benefit of $44,540)
        Foreign currency translation adjustment                                         (11,711)                            (11,711)
                                                                                   ------------
     Balance at December 31, 2000                                                       (46,237)
                                                                                   ------------

TREASURY STOCK
     Balance at January 1,1999                                       (229,225)         (294,636)
        Purchase of treasury stock                                   (410,046)         (896,050)
                                                                 ------------      ------------
     Balance at December 31,1999                                     (639,271)       (1,190,686)
        Purchase of treasury stock                                     (7,983)          (19,466)
                                                                 ------------      ------------
     Balance at December 31, 2000                                    (647,254)       (1,210,152)
                                                                 ------------      ------------      ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                          6,997,931      $ 15,887,071
                                                                 ============      ============

TOTAL COMPREHENSIVE INCOME                                                                           $  1,466,554      $  2,137,080
                                                                                                     ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED DECEMBER 31,
                                                                           2000              1999
                                                                       ------------      ------------
Operating activities:
     Net income                                                        $  2,053,265      $  1,534,949
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                     1,369,830           811,925
        Gain on sale of securities                                           13,824                --
        Change in reserve for doubtful accounts                             380,645            43,605
        Notes received for franchise sales                               (3,241,739)       (2,621,964)
        Change in deferred tax asset                                       (312,538)          568,760
        Other adjustments                                                    80,286             6,280
    Changes in assets and liabilities:
        Accounts and interest receivable                                 (1,070,281)         (178,992)
        Net change in receivables / payables to related parties            (300,348)         (302,681)
        Inventories                                                         (65,590)           14,234
        Prepaid expenses                                                    (16,713)          (19,642)
        Federal income tax receivable                                       (28,673)         (301,579)
        Accounts payable and accrued liabilities                            504,940          (168,894)
        Deferred franchise sales revenue                                    (57,073)           41,683
        Other                                                                12,979            41,820
                                                                       ------------      ------------
  Net cash used in operating activities                                    (677,186)         (530,496)
                                                                       ------------      ------------

Investing activities:
    Collections on notes receivable                                       1,449,585         1,390,617
    Proceeds from sale of assets                                              1,956           150,182
    Purchases of property and equipment                                    (325,716)         (305,718)
    Purchases of franchise rights                                          (481,449)         (660,787)
    Acquisition of other assets                                            (102,955)          (51,178)
    Purchase of marketable securities                                       (22,163)         (139,350)
    Sale of marketable securities                                           406,833         1,169,685
    Loans to related parties                                               (329,810)               --
    Collections on notes receivable from related parties                    112,298           146,982
                                                                       ------------      ------------
  Net cash provided by investing activities                                 708,579         1,700,433
                                                                       ------------      ------------

Financing activities:
    Purchases of treasury stock                                             (19,466)         (896,050)
    Proceeds from exercise of stock options                                      --           561,824
    Proceeds from borrowings                                              1,103,502                --
    Payments on borrowings                                               (1,524,960)         (777,527)
                                                                       ------------      ------------
  Net cash used in financing activities                                    (440,924)       (1,111,753)
                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                       (409,531)           58,184
Cash and cash equivalents, beginning of period                              556,383           498,199
                                                                       ------------      ------------

Cash and cash equivalents, end of period                               $    146,852      $    556,383
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

         The Company provides a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns six such businesses, which have an aggregate of approximately 750 franchises located in the United States and Canada, and through their master licensees, approximately 240 franchisees in 14 other foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, the commitment of the Company to its mission and vision statements and the established reputation of its management team.

         In 2000 and 1999, the Company operated its businesses through the following wholly owned subsidiaries:

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter,"(R) with 204 franchise operations in the United States and Canada, and, through master licensees, 67 franchises in six other countries. In 2000, Mr. Rooter accounted for approximately 32.7% of the Company's consolidated revenues as compared to 32.3% in 1999.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning and dyeing, air duct cleaning, and smoke, fire and water restoration services, with 299 franchises in the United States and Canada and, through master franchise licensees, 140 franchise operations in nine other countries. In 2000, Rainbow accounted for approximately 14.9% of the Company's consolidated revenues as compared to 17.9% in 1999.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). Mr. Electric has 96 franchises in the United States and Canada, and through master licensees, 26 franchise operations in two other countries. In 2000, Mr. Electric accounted for approximately 10.2% of the Company's consolidated revenues as compared to 10.0% in 1999.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark Aire Serv(R) and has 58 franchises in the United States and Canada, and through master licensees, seven franchises in two other countries. In 2000, Aire Serv accounted for approximately 7.2% of the Company's consolidated revenues as compared to 7.0% in 1999.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of businesses relating to service and repair of appliances (both residential and commercial). Mr. Appliance(R) has 36 franchises in the United States. In 2000, Mr. Appliance accounted for approximately 1.9% of the Company's consolidated revenues as compared to 2.3% in 1999.

         o Synergistic International, Inc., which was incorporated in July 1998, is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass. The Company purchased the concept in July 1998, from an unrelated third party. Glass Doctor has 62 franchisees, all in the United States. In 2000, Glass Doctor accounted for approximately 16.2% of the Company's consolidated revenues as compared to 14.5% in 1999.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24 hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 2000, National Accounts accounted for approximately 10.8% of the Company's consolidated revenues as compared to 9.3% in 1999.

         o The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January of 1998, in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In both 2000 and 1999, TDG Canada accounted for approximately 2.6% of the Company's consolidated revenues.

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

         The Company reviews the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that such carrying value may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. There was no such impairment recorded in 2000 or 1999.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

D.       Earnings Per Share (EPS)

         Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                      ----------------------------------------------
                                       Net Income        Shares          Per Share
                                      (Numerator)     (Denominator)        Amount
                                      ------------    -------------     ------------

Basic EPS                             $  2,053,265        6,999,939     $        .29
                                      ============                      ============

Effect of dilutive
     warrants and options                                   123,086
                                                       ------------

Diluted EPS                           $  2,053,265        7,123,025     $        .29
                                      ============     ============     ============

                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                      ----------------------------------------------
                                       Net Income        Shares          Per Share
                                      (Numerator)     (Denominator)        Amount
                                      ------------    -------------     ------------

Basic EPS                             $  1,534,949        6,968,401     $        .22
                                      ============                      ============

Effect of dilutive securities
    Warrants and options                                    153,369
                                                       ------------

Diluted EPS                           $  1,534,949        7,121,770     $        .22
                                      ============     ============     ============

         Options and warrants to purchase 450,575 and 490,325 shares of common stock were outstanding at year end 2000 and 1999, respectively, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

E.       Cash and Cash Equivalents

         The Company considers all cash and highly liquid investments purchased with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Cash equivalents includes, but is not limited to, money market funds of $28,332 at December 31, 2000 and $33,270 at December 31, 1999.

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

         Interest on trade notes receivable from franchisees is accrued and recorded as income, net of an allowance for uncollectible amounts, when due. In situations where revenues from franchise sales is collectible over an extended period of time, down payments are not sufficient and/or collectibility is not reasonably certain, revenue is recognized on the installment method as amounts are collected or when collection is reasonably assured. Interest on trade notes receivable resulting from sales recorded on the installment method is recorded when received.

         Revenue from franchise royalties is generally recognized when earned.

         The Company generally collects and holds in escrow (for each of its franchise concepts) 2% of franchisees' sales to be used for national advertising. Mr. Rooter, Rainbow and Glass Doctor have a maximum amount per franchisee to be contributed in a given year. In order to accurately reflect the nature of such advertising funds, the amounts related to such funds are excluded from the Company's financial statements.

         Revenue from product sales is recognized when orders are shipped. Revenue from services is recognized upon completion of the service.

G.       Income Taxes

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

H.       Goodwill and Covenant Not to Compete

         Goodwill, which is the excess of the cost of acquiring Glass Doctor over the fair value of the net assets acquired, is being amortized on a straight-line basis over the expected period to be benefited, which is 30 years. It is the Company's policy to evaluate the carrying amount of goodwill based on such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows, undiscounted and without interest, would be less than the carrying amount. An impairment loss would be recorded in the period in which such determination is made based on the fair value of the business. There was no such impairment recorded in 2000 or 1999. Glass Doctor was acquired in July of 1998. Amortization expense was $189,268 in 2000 and $190,936 in 1999. Accumulated amortization totaled $452,027 at December 31, 2000.

         In connection with the Glass Doctor acquisition, the Company also recorded $100,000 as the value of a covenant not to compete. This amount is being amortized over five years, the life of the agreement. Amortization expense was $20,000 in 2000 and 1999. Accumulated amortization totaled $48,334 at December 31, 2000.

J.       Purchased Franchise Rights and Other Intangible Assets

         The Company, from time-to-time, has repurchased regional franchise rights. Regional franchise repurchases are recorded at the lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. Periodically, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if an impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis is performed and an impairment loss is recorded. There was no such impairment recorded in 2000 or 1999. The Company had an investment of $4,242,015 and $2,298,851 in purchased franchise rights at December 31, 2000 and 1999, respectively. Accumulated amortization totaled $1,114,124 at December 31, 2000.

         The costs of purchased franchise rights are amortized using the straight-line method over their estimated lives of five to seven years. The costs of other intangible assets, primarily patents and trademarks, are amortized over fifteen years.

K.       Marketable Securities

         Marketable securities, available-for-sale are carried at fair value, with unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss in stockholders' equity. The increase or decrease in such gains or losses in a given year is reported as comprehensive income. Realized gains and losses are included in income.

         At December 31, 2000 and 1999, the amortized cost and estimated fair values of marketable securities are shown below.

                                 DECEMBER 31, 2000
               ------------------------------------------------------
               AMORTIZED          NET UNREALIZED       ESTIMATED FAIR
                 COST                 LOSSES               VALUE
               $497,406               $3,722              $493,684

                                 DECEMBER 31, 1999
               ------------------------------------------------------
               AMORTIZED          NET UNREALIZED       ESTIMATED FAIR
                  COST                LOSSES               VALUE
               $ 916,687             $ 32,970            $ 883,717

         During 2000, the Company purchased marketable securities at a cost of $22,163 and sold marketable securities receiving proceeds of $406,833. At December 31, 2000, the estimated fair value of marketable securities was comprised of $207,281 in U.S. Treasury bills and $286,403 in common stocks and mutual funds. At December 31, 1999, the estimated fair value of marketable securities was comprised of $505,775 in U.S. Treasury bills and $377,942 in common stock and mutual funds. At December 31, 2000 the Company held restricted stock in an unrelated public company which was received from the sale of two of its franchise concepts in 1998. In 2000, the Company recognized a loss of $131,000 on such stock, as the decline in value was determined by management to be other than temporary.

L.       Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to 2000 presentation.

M.       Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

N.       New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe that this will have a material impact on the Company's financial statements. Implementation of this standard was delayed by the FASB for a twelve-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of effective date of FASB Statement No. 133". In addition, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity." The Company will adopt SFAS 133, as amended, as required for its first quarterly filing of fiscal year 2001.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101 until the quarter ended December 31, 2001, with retroactive application to the beginning of 2001. The Company has adopted SAB 101 with no material impact on its financial position or results of operation.

         In March 2000, the FASB issued FASB Interpretation (FIN) 44, Accounting for Certain Transaction Involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation was effective July 1, 2000, except for provisions that relate to modifications that directly or indirectly, reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The Company adopted FIN 44 with no material impact on its financial statements.

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

B.       Common Stock

         Treasury Stock

         In 1999, the Company's Board of Directors authorized the purchase of up to 550,000 shares of the Company's Common Stock. During 1999, the Company repurchased 410,046 shares at a cost of $896,050.

         During 2000, the Company repurchased 7,983 shares of stock at a cost of $19,466, resulting in a total of 647,254 shares of treasury stock at a cost of $1,210,152 as of December 31, 2000.

         Issuance of Common Stock

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

         In 1996, in connection with a consulting agreement, the Company granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.38 per share, to a non-employee of the Company. These options vest on a graded schedule of 20% per year beginning July 1, 1996, and expire in July of 2001. None have been exercised.

         In 1996, in connection with the purchase of franchise rights, the Company issued options to purchase 28,500 shares of the Company's Common Stock, at an exercise price of $2.25 per share, to a non-employee of the Company. These options vest on a graded schedule of 20% per year beginning March of 1998 and expire in March of 2003. None have been exercised.

         In 1997, in connection with the purchase of franchise rights, the Company granted warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, to a non-employee of the Company. Such warrants were purchased by certain officers of the Company in 2000. These warrants expire in April of 2002. None have been exercised.

         In 1997, the Company issued warrants to two non-employees of the Company in connection with a consulting arrangement. The warrants can be converted to an aggregate of 109,225 shares of the Company's Common Stock, at an exercise price of $4.12 per share. These warrants expire in June of 2001. None have been exercised.

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

         In 1999, the Company issued 100,000 warrants to purchase the Company's Common Stock to a nonaffiliated third party in connection with the purchase of franchise rights. The warrants were issued at an exercise price of $3.00 per share and expire in 2005. None have been exercised.

         In 2000, the Company issued 100,000 warrants to purchase the Company's Common Stock to a nonaffiliated third party in connection with the purchase of franchise rights. The warrants were issued at an exercise price of $4.00 per share and expire in 2005. None have been exercised.

         In 2000, the Company agreed to issue 2,000 warrants to one of its franchisees who serves as a consultant to the Company. The warrants were issued in the first quarter of 2001 at an exercise price of $2.38 per share and expire in 2010.

         In 2000, the Company also agreed to issue 45,500 warrants to purchase the Company's Common Stock to a nonaffiliated third party in connection with an investor relations contract. Such warrants were issued in the first quarter of 2001 at an exercise price of $3.18 per share. The warrants expire in 2010.

         The Company records warrants to be issued based on their fair value at the time an agreement is made to issue said warrants.

D.       Stock-Based Compensation Plan

         The Company sponsors a stock-based compensation plan (the "Plan"), which is described below. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provision of SFAS 123 is optional, and the Company has decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the provisions are required and are presented below.

         Under the Plan, the Company is authorized to issue up to 700,000 shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options not qualified under Section 422 of the Code. Awards may be granted to selected employees, directors or consultants of the Company or any subsidiary. In 2000 and 1999, the Company granted both incentive stock options and nonqualified stock options.

         Employee Stock Options

         The Company granted a total of 58,750 and 123,500 awards in the form of incentive stock options and nonqualified stock options under the Plan in 2000 and 1999, respectively. Under the Plan, the options granted have contractual terms of 10 years. The incentive options granted generally vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. All options granted have an exercise price that is equal to or greater than the fair market value of a share of common stock on the grant date.

         A summary of the status of the Company's stock options as of December 31, 2000 and 1999, and the changes during the years ended on those dates is presented below.

                                                                2000                              1999
                                                  --------------------------------   --------------------------------
                                                   # of Shares        Weighted        # of Shares         Weighted
                                                   Underlying          Average        Underlying          Average
                                                     Options       Exercise Prices      Options       Exercise Prices
                                                  ------------     ---------------   ------------     ---------------

         Outstanding at beginning of year              598,125      $       2.29          506,726      $       2.32
         Granted                                        58,750      $       2.55          123,500      $       1.99
         Exercised                                          --               N/A          (31,600)     $       1.64
         Forfeited                                     (42,500)     $       2.54             (501)     $       2.12
         Expired                                        (5,000)     $       3.00               --               N/A
                                                  ------------                       ------------
         Outstanding at end of year                    609,375      $       2.30          598,125      $       2.29
                                                  ============                       ============
         Exercisable at end of year                    340,175      $       2.48          292,450      $       2.62
                                                  ============                       ============

                                                                               2000                          1999
                                                                               ----                          ----
         Weighted-average grant date fair value of all options
               granted during the year                                        $1.90                         $1.35

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000 and 1999: dividend yield of 0%; risk-free interest rates are different for each grant and range from 5.21% to 6.98%; and the expected lives of options are from
         2.5 to 6 years. Volatility of 1999 grants was 50% and 2000 grants was 59%.

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                              -----------------------------------------------    ------------------------------
                                                Wgtd. Avg.
            Range of             Number         Remaining        Wgtd. Avg.         Number         Wgtd. Avg.
         Exercise Prices      Outstanding      Contr. Life     Exercise Price    Exercisable     Exercise Price
         ---------------      ------------     ------------    --------------    ------------    --------------

         $1.64 to $2.50            521,625        6.6 years     $       2.08          275,175     $       2.15
         $2.51 to $3.75             57,750        6.4 years     $       3.34           35,000     $       3.50
         $3.76 to $4.25             30,000        4.6 years     $       4.25           30,000     $       4.25
                              ------------                                       ------------
                                   609,375                                            340,175
                              ============                                       ============

       Pro Forma Net Income and Earnings Per Common Share

       Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per common share for 2000 and 1999 would approximate the pro forma amounts below:

                                                             2000                               1999
                                               -------------------------------     -------------------------------
                                                AS REPORTED        PRO FORMA        AS REPORTED        PRO FORMA
                                               -------------     -------------     -------------     -------------
         SFAS 123 Charge                       $          --     $      91,000     $          --     $     107,000
         Net Income                            $   2,053,000     $   1,962,000     $   1,535,000     $   1,428,000
         Basic Earnings Per Share              $         .29     $         .28     $         .22     $         .20
         Diluted Earnings Per Share            $         .29     $         .28     $         .22     $         .20

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future results.

NOTE 3. TRADE NOTES RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

         The Company receives notes from the sale of new franchises which are generally collateralized by the rights to the related franchise territory sold, and bear interest at the approximate market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31, is as follows:

                                                                                   2000             1999
                                                                               ------------     ------------

Amounts due within one year, net of allowance for doubtful
      accounts of $63,360 and $56,053 in 2000 and 1999, respectively           $  1,520,605     $  1,345,267
Amounts due after one year, net of allowance for doubtful accounts
     of $884,403 and $872,467 in 2000 and 1999, respectively                      4,638,259        3,601,029
                                                                               ------------     ------------
Total notes receivable                                                         $  6,158,864     $  4,946,296
                                                                               ============     ============

         Activity in the allowance for doubtful accounts was as follows:

                                                                                   2000              1999
                                                                               ------------      ------------

Balance, January 1                                                             $    928,520      $    941,472
Provision for doubtful accounts                                                     519,554           404,964
Write-offs                                                                         (500,311)         (417,916)
                                                                               ------------      ------------
Balance, December 31                                                           $    947,763      $    928,520
                                                                               ============      ============

         At December 31, 2000 and 1999, the amounts of deferred revenue from franchise sales were $569,077 and $823,189, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 2001 through 2007.

         At December 31, 2000, interest rates on trade notes receivable ranged from 6% to 12%.

NOTE 4.  ACQUISITION OF FRANCHISE RIGHTS

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

         In 2000, the Company purchased franchise rights for three territories from nonaffiliated third parties. The total purchase price of approximately $2,693,000 was capitalized as Purchased Franchise Rights. Of such price, approximately $481,000 was paid in cash. The Company issued notes payable for approximately $2,192,000, common stock warrants valued at $10,000 and forgave debt of approximately $10,000 to fund the balance of the total purchase price.


NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:

                                              DECEMBER 31, 2000                 DECEMBER 31, 1999
                                        -----------------------------     -----------------------------
                                          CARRYING                          CARRYING
                                           AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE
                                        ------------     ------------     ------------     ------------

     Trade notes receivable             $  6,158,864     $  6,106,694     $  4,946,296     $  4,901,296
     Notes payable                      $  4,393,138     $  4,364,002     $  2,613,307     $  2,597,956

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

NOTE 6.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                                     2000             1999
                                                 ------------     ------------
         Land                                    $     57,159     $     57,159
         Building and improvements                    184,131          184,131
         Machinery and equipment                    2,153,531        1,852,731
         Furniture and fixtures                       212,869          190,123
                                                 ------------     ------------
                                                    2,607,690        2,284,144
         Less accumulated depreciation              1,626,505        1,248,037
                                                 ------------     ------------
                                                 $    981,185     $  1,036,107
                                                 ============     ============

Depreciation expense for the years ended December 31, 2000 and 1999 was $378,859 and $369,791, respectively.

NOTE 7.  INCOME TAXES

         Federal income tax expense/benefit for the years ended December 31, 2000 and 1999 was as follows:

                                                   2000              1999
                                               ------------      ------------

         Current domestic tax expense          $  1,166,030      $    282,562
         Current foreign tax expense                 61,665                --
         Deferred tax expense (benefit)            (750,536)          568,761
                                               ------------      ------------

         Total tax expense                     $    477,159      $    851,323
                                               ============      ============

         A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 2000 and 1999:

                                                              2000                                1999
                                                 ------------------------------       -----------------------------
                                                    AMOUNT           PERCENT             AMOUNT          PERCENT
                                                 ------------      ------------       ------------     ------------

Federal income tax at statutory rate             $    860,297                34%      $    811,332               34%
Reduction in valuation allowance                     (438,000)              (17%)
State & foreign taxes                                  10,659                 1%            17,700                1%
Other permanent differences                            44,203                 2%            22,291                1%
                                                 ------------      ------------       ------------     ------------

Total tax expense                                $    477,159                20%      $    851,323               36%
                                                 ============      ============       ============     ============

         The components of deferred income tax assets and liabilities at December 31, 2000 and 1999 were as follows:

                                                                    2000              1999
                                                                ------------      ------------

         Deferred tax liabilities:
            Accelerated depreciation and amortization           $   (148,872)     $   (217,850)
            Intangible assets                                       (151,963)         (224,256)
            Patents and trademarks                                    (5,617)               --
                                                                ------------      ------------
         Total deferred tax liabilities                         $   (306,452)     $   (442,106)

         Deferred tax assets:
            Patents and trademarks                                        --            21,489
            Franchise agreements                                     128,691            27,606
            Minimum tax credits                                      369,566           807,566
            Reserves                                                 663,536           558,789
            Deferred fees                                             95,821           103,280
                                                                ------------      ------------
         Total deferred tax assets                                 1,257,614         1,518,730

         Valuation allowance                                        (339,611)         (777,611)
                                                                ------------      ------------

         Net deferred income tax asset                          $    611,551      $    299,013
                                                                ============      ============

         The Company establishes valuation allowances in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and is recognizing benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

         The Company expects to realize the net asset principally through the implementation of reasonable tax strategies based on future income projections. The valuation allowance as of December 31, 2000 and 1999 pertains primarily to the minimum tax credits available for carryforward. Management has determined it is unlikely that this component of the 2000 deferred tax asset will be realized.

         At December 31, 2000, the Company has available unused preacquisition minimum tax credit carryforwards of a former subsidiary, Ekwill Acquisition Corporation. This minimum tax credit carryforward has no expiration date. The amount of the preacquisition carryforwards which may be applied in any one year is limited by limitations imposed under Internal Revenue Code Section 383 which is calculated from the Section 382 income limitation of $67,045. To the extent that the carryovers cannot be utilized in the next twelve months, a valuation allowance has been created.

         In the fourth quarter of 2000, the Company determined that certain tax credits were available to be applied against taxes incurred for 2000 and prior years. These credits have the effect of reducing overall tax expense by providing a deferred tax benefit in the current year. Such benefit of approximately $438,000 was recorded in the fourth quarter of 2000.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

NOTE 8.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The following notes payable and capital lease obligations were outstanding at December 31, 2000 and 1999. All are unsecured unless otherwise noted.

                                                                                         2000             1999
                                                                                     ------------     ------------

9% note payable to an individual for the purchase of franchise rights, due in
monthly payments of $55,650 including interest, through February 2003                $  1,310,112               --

Note payable to an individual pursuant to the acquisition of Glass Doctor, with interest at 5.5%, payable in quarterly installments of $140,108, with the
remaining balance due in July 2002                                                        815,866     $  1,314,197

Variable rate (9.5% at December 31, 2000) line of credit with a $500,000 limit, collateralized by notes receivable. Minimum monthly payment equal to interest on
the outstanding balance. Expires in March 2001                                            500,000               --

8.5% note payable to a bank, collateralized by notes receivable due in monthly
payments of $10,347 including interest, through January 2005                              426,662               --

8% note payable to an individual for the purchase of franchise rights, due in
monthly payments of $8,962 including interest, through September 2005                     423,833               --

8% note payable to an individual for the purchase of franchise rights. Principal
payments of $200,000 in January 2001 and 2002                                             400,000          850,000

Notes payable to a finance company under performance guarantees, with interest
at approximately 15%, payable in monthly installments through 2002                        325,186          317,494

Note payable with no interest to an individual. Minimum payments of $1,000 per
month with a balloon payment of the remaining balance due November 2002                    85,850           90,850

9% variable interest rate note payable to a bank, collateralized by equipment,
due in monthly payments of $1,433 including interest, through April 2005                   61,570               --

9.5% variable interest rate note payable to a bank, collateralized by equipment,
due in monthly payments of $973 including interest, through June 2005                      41,046               --

Obligations under capital leases, interest of approximately 13.5%, due in
monthly installments through March 2001                                                     3,013           18,071

10% note payable to a finance company, assumed in 1996 pursuant to a regional
franchise repurchase                                                                           --           12,458

12.5% note payable to a finance company, assumed in 1997 pursuant to a
performance guarantee                                                                          --           10,237
                                                                                     ------------     ------------

                                                                                        4,393,138        2,613,307

Less current portion                                                                    1,665,948        1,131,600
                                                                                     ------------     ------------

Notes payable and capital lease obligations - long term                              $  2,727,190     $  1,481,707
                                                                                     ============     ============

         Maturities of notes payable and capital lease obligations are as follows:

                  2001                     $1,665,948
                  2002                      1,442,626
                  2003                        404,489
                  2004                        313,764
                  2005                        135,730
                  2006 and beyond             430,581
                                           ----------
                                           $4,393,138
                                           ==========

At December 31, 2000, the Company was in violation of certain loan covenants related to its line of credit. Such violations were waived by the lender.

In the first quarter of 2001, the Company agreed to the purchase of land, buildings and equipment from a related party and intends to finance a portion of the purchase price with funds from a bank loan. (See Note 16.)

NOTE 9.  RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with its Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates").

         Since December 31, 2000, when an operating lease expired, the Company leases its principal executive and administrative facilities from an Affiliate, under a month-to-month operating lease requiring monthly payments of approximately $33,000. In March of 2001, the Company agreed to purchase these facilities (land, buildings and equipment) from the Affiliate for approximately $3.7 million, which is equal to the appraised value of the facilities. The Company will pay approximately $1.5 million in cash, with the remaining amount funded by forgiveness of debt due from Affiliates. The cash portion of the loan will be funded by a $2.9 million bank loan (see Note 16).

         In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from Affiliates. The Company expensed approximately $425,000 for these rents and services in 2000, and $387,000 in 1999.

         The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales commissions and management fees of approximately $612,000 in 2000, and $582,000 in 1999. In addition, from time-to-time, the Company and its Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         In both 2000 and 1999, the Company paid an independent director approximately $31,000 for consulting services. In addition, another independent director provides consulting services regarding public relations, marketing and special projects to the Company. The Company paid approximately $113,000 and $123,000, in 2000 and 1999, respectively, for these services.

         At December 31, 2000 and 1999, the Company had accounts, interest and notes receivable from related parties totaling approximately $2,679,000 and $2,229,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

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

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10 million. As of December 31, 2000, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $392,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. The Company also has the option of substituting its notes receivable from franchisees of equal or greater value. During 1999 and 2000, the Company did not exchange any such notes. Approximately $134,000 and $128,000 was paid to SunTrust during 2000 and 1999, respectively, representing monthly installments on behalf of franchisees in default. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3 million in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. The Company receives from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. The Company paid approximately $74,000 and $69,000 on such delinquent notes in 2000 and 1999, respectively. At December 31, 2000, the Company was contingently liable for approximately $458,000, relating to such notes. In 1998, management discontinued the practice of guaranteeing franchisee notes to third parties.

NOTE 11. EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. The Company did not make any contributions to the plan during 1999. In 2000 the Company matched 10% of the employees contributions, with a maximum of $200 per employee. Each year the Board of Directors will determine the amount of any Company contribution based upon the Company's profitability.

NOTE 12. LITIGATION

         The Company and its subsidiaries are parties to various legal proceedings incidental to its normal business activities; many of which are covered by insurance. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse affect on the Company or its consolidated financial position, operations or cash flow. Management has estimated that the potential loss due to these proceedings did not exceed $350,000 at December 31, 2000. The Company accrued for its estimate of such losses when they became probable and estimable. In 2000, the Company resolved lawsuits and made payments of approximately $140,000.

NOTE 13. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

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

         Information by business segment is set forth below:

                                                              2000              1999
                                                          ------------      ------------
         Revenues:
            Franchising                                   $ 17,132,838      $ 14,899,020
            National Accounts                                2,085,100         1,525,117
                                                          ------------      ------------

               Total                                      $ 19,217,938      $ 16,424,137
                                                          ============      ============

         Operating Income (Loss):
            Franchising                                   $  2,610,517      $  2,485,591
            National Accounts                                  (80,093)          (99,319)
                                                          ------------      ------------

               Total                                      $  2,530,424      $  2,386,272
                                                          ============      ============

                                                                  NATIONAL
         2000:                                 FRANCHISING        ACCOUNTS           TOTAL
         -----                                 ------------     ------------     ------------

         Identifiable assets                   $ 23,270,950     $    304,250     $ 23,575,200
         Depreciation and amortization            1,367,463            2,367        1,369,830
         Net capital expenditures                   324,481            1,235          325,716
         Purchases of franchise rights            2,692,738               --        2,692,738

                                                                  NATIONAL
         1999:                                 FRANCHISING        ACCOUNTS           TOTAL
         -----                                 ------------     ------------     ------------

         Identifiable assets                   $ 19,114,005     $    302,922     $ 19,416,927
         Depreciation and amortization              809,558            2,367          811,925
         Net capital expenditures                   305,718               --          305,718
         Purchases of franchise rights              660,787               --          660,787

         All of the Company's interest income and interest expense is associated with Franchising.

(B)      Revenues from Foreign Operations

                                                   2000             1999
                                               ------------     ------------

         United States                         $ 18,241,440     $ 15,291,710
         Canada                                     505,580          428,952
         Other foreign countries                    470,918          703,475
                                               ------------     ------------
            Total                              $ 19,217,938     $ 16,424,137
                                               ============     ============

         All of the Company's long-lived assets are associated with United States and Canadian operations.

NOTE 14. SUPPLEMENTAL CASH FLOW

                                                              2000             1999
                                                          ------------     ------------

         Cash paid for interest                           $    310,260     $     88,705
         Cash paid for income taxes                       $    200,000     $    615,000
         Notes & warrants issued and debt forgiven
             for the purchase of franchise rights         $  2,211,000     $    860,000

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss at December 31, 2000 and 1999 were as follows:

                                                                              2000              1999
                                                                          ------------      ------------

         Foreign currency translation adjustment                          $    (38,823)     $    (27,112)
         Unrealized gain (loss) on available for sale securities                (7,414)         (102,940)
                                                                          ------------      ------------
             Total                                                        $    (46,237)     $   (130,052)
                                                                          ============      ============

NOTE 16.  SUBSEQUENT EVENTS

         In the first quarter of 2001, the Company resolved a lawsuit and agreed to make payments totaling $150,000. This amount was included in accrued liabilities at December 31, 2000.

         Also in the first quarter of 2001, the Company settled a lawsuit to which it was the plaintiff. The net proceeds to the Company approximated $300,000, which primarily compensated the Company for lost revenues. Such amount was included in accounts receivable at December 31, 2000 and received in the first quarter of 2001.

         In March of 2001, the Company agreed to purchase its principal executive and administrative facilities (land, buildings and equipment) from a related party for approximately $3.7 million, which is equal to the appraised value of the facilities. The Company will pay approximately $1.5 million in cash, with the remaining amount funded by forgiveness of debt due from related parties. The cash portion will be funded by a $2.9 million bank loan collateralized by the facilities. The Company plans to use the excess portion of the loan to improve the purchased property, to pay down other existing debt and for additional working capital. The interest rate on the new loan is expected to approximate 7.6%. It is anticipated, but not assured, that the transaction will be completed in April of 2001.