Form 10QSB
period 2001-03-31
DWYER GROUP INC
filed 2001-05-15
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


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
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                               Outstanding at May 8, 2001
----------------------------------------         ------------------------------

Common stock, $.10 par value                               6,997,931


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No  X
                                                                   ---    ---

                              THE DWYER GROUP, INC.

                                      INDEX




PART I  -  FINANCIAL INFORMATION                                                                             PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                and December 31, 2000 (audited)...................................................................3

                Consolidated Statements of Income for the Three Months Ended
                March 31, 2001 and 2000 (unaudited)...............................................................4

                Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2001 and 2000 (unaudited).........................................................5

                Notes to Condensed Consolidated Financial Statements............................................6-7

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................................8-9


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

     Item 3.    Defaults Upon Senior Securities..................................................................10

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................10

     Item 5.    Other Information................................................................................10

     Item 6.    Exhibits and Reports on Form 8-K.................................................................10

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLDIATED BALANCE SHEETS




                                                                                MARCH 31,          DECEMBER 31,
          ASSETS                                                                  2001                 2000
                                                                              -------------       -------------
                                                                               (Unaudited)           (Audited)


Current assets:
       Cash and cash equivalents                                              $     588,216       $     146,852
       Marketable securities, available-for-sale                                    512,035             493,684
       Trade accounts receivable, net of allowance for doubtful
             accounts of $461,864 and $506,143, respectively                      1,118,591           1,958,441
       Accounts receivable from related parties                                     522,934             355,929
       Accrued interest receivable, including amounts due from
             related parties of $166,609 and $131,613, respectively                 209,617             175,740
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $63,673 and $63,360, respectively               1,528,159           1,520,605
       Inventories                                                                   90,510              97,369
       Prepaid expenses                                                             339,166             201,292
       Federal income tax receivable                                                330,252             330,252
       Notes receivable from related parties, current portion                       314,284             289,022
                                                                              -------------       -------------
          Total current assets                                                    5,553,764           5,569,186

Property and equipment, net                                                         970,157             981,185
Notes and accounts receivable from related parties                                1,884,530           1,902,366
Trade notes receivable, net of allowance for doubtful notes of
             $940,373 and $884,403, respectively                                  4,580,912           4,638,259
Goodwill, net                                                                     5,172,032           5,218,794
Purchased franchise rights, net                                                   4,001,791           4,242,015
Covenant not to compete, net                                                         46,661              51,661
Net deferred tax asset                                                              641,908             611,551
Other assets                                                                        434,890             360,183
                                                                              -------------       -------------

TOTAL ASSETS                                                                  $  23,286,645       $  23,575,200
                                                                              =============       =============



          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                                $     660,587       $     432,390
       Accrued liabilities                                                        1,393,166           1,387,248
       Deferred franchise sales revenue                                             185,497             341,311
       Litigation reserves                                                          351,015             345,501
       Federal income taxes payable                                                 402,379             560,775
       Current maturities of long-term debt                                       1,676,445           1,665,948
                                                                              -------------       -------------
          Total current liabilities                                               4,669,089           4,733,173

Long-term debt, less current portion                                              2,042,462           2,727,190
Deferred franchise sales revenue                                                    200,925             227,766

Stockholders' equity:
       Common stock                                                                 764,519             764,519
       Additional paid-in capital                                                10,193,855          10,193,855
       Retained earnings                                                          6,668,408           6,185,086
       Accumulated other comprehensive income                                       (42,461)            (46,237)
       Treasury stock, at cost                                                   (1,210,152)         (1,210,152)
                                                                              -------------       -------------
          Total stockholders' equity                                             16,374,169          15,887,071
                                                                              -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  23,286,645       $  23,575,200
                                                                              =============       =============



See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED MARCH 31,
                                                           2001                2000
                                                      -------------       -------------

REVENUES:
     Royalties                                        $   2,760,928       $   2,428,312
     Franchise fees                                       1,305,242           1,134,407
     Sales of products and services                         822,869             564,373
     Interest                                               193,575             170,693
     Other                                                  130,727             146,732
                                                      -------------       -------------

        TOTAL REVENUES                                    5,213,341           4,444,517

COSTS AND EXPENSES:
     General, administrative and selling                  3,406,699           3,055,537
     Costs of product and service sales                     703,361             452,048
     Depreciation and amortization                          357,101             338,730
     Interest                                                89,438              90,064
                                                      -------------       -------------

        TOTAL COSTS AND EXPENSES                          4,556,599           3,936,379

Income before income taxes                                  656,742             508,138
Income taxes                                               (173,420)           (175,590)
                                                      -------------       -------------

NET INCOME                                            $     483,322       $     332,548
                                                      =============       =============


EARNINGS PER SHARE - BASIC                            $        0.07       $        0.05
                                                      =============       =============

EARNINGS PER SHARE - DILUTED                          $        0.07       $        0.05
                                                      =============       =============

WEIGHTED AVERAGE COMMON SHARES                            6,997,931           7,002,670
                                                      =============       =============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                           7,015,281           7,201,972
                                                      =============       =============

See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------
                                                                           2001               2000
                                                                       ------------       ------------

Operating activities:
     Net income                                                        $    483,322       $    332,548
     Adjustments to reconcile net income to
                  net cash provided by operating activities:
        Depreciation and amortization                                       357,101            338,730
        Change in reserve for doubtful accounts                              69,640            (96,330)
        Notes received for franchise sales                                 (456,499)          (762,389)
    Changes in assets and liabilities:
        Accounts and interest receivable                                    799,393            136,296
        Receivables / payables to related parties, net                     (167,004)          (182,959)
        Inventories                                                           6,859            (13,837)
        Prepaid expenses                                                   (137,874)           (97,654)
        Federal income tax receivable                                            --            161,895
        Change in deferred tax asset                                        (30,357)                --
        Accounts payable and accrued liabilities                             75,719            558,242
        Litigation reserves                                                   5,514             16,864
        Deferred franchise sales revenue                                   (182,655)          (229,719)
                                                                       ------------       ------------
  Net cash provided by operating activities                                 823,159            161,687
                                                                       ------------       ------------

Investing activities:
    Collections of notes receivable                                         444,848            416,927
    Purchases of property and equipment                                     (86,326)           (94,920)
    Purchases of franchise rights                                                --           (400,000)
    Purchases of other assets                                               (58,609)           (16,330)
    Purchase of marketable securities                                        (4,713)            (6,511)
    Increase in unrealized gain on marketable securities                      4,662                 --
    Collections on notes receivable from related parties                     (7,426)            (2,051)
                                                                       ------------       ------------
  Net cash provided by (used in) investing activities                       292,436           (102,885)
                                                                       ------------       ------------

Financing activities:
    Purchases of treasury stock                                                  --             (8,508)
    Proceeds from borrowings                                                     --            700,000
    Payments on borrowings                                                 (674,231)          (670,690)
                                                                       ------------       ------------
  Net cash (used in) provided by financing activities                      (674,231)            20,802
                                                                       ------------       ------------

Net increase in cash and cash equivalents                                   441,364             79,604
Cash and cash equivalents, beginning of period                              146,852            556,383
                                                                       ------------       ------------

Cash and cash equivalents, end of period                               $    588,216       $    635,987
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

B.       INTERIM DISCLOSURES

The information as of March 31, 2001, for the three months ended March 31, 2001 and for the three months ended March 31 2000, is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

NOTE 4.   RELATED PARTY TRANSACTIONS

In April of 2001, the Company purchased its principal executive and administrative facilities (land, buildings and equipment) from a related party for approximately $3.7 million, which equaled the appraised value of the facilities. The Company paid approximately $1.5 million in cash to pay off an existing mortgage, with the remaining amount funded by forgiveness of debt due from related parties. The cash portion was funded by a $2.9 million bank loan collateralized by the facilities. The Company plans to use the excess portion of the loan to improve the purchased property, to pay down other existing debt and for additional working capital.





                     THIS SECTION LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.2 to 1 at March 31, 2001 and December 31, 2000. The Company had working capital of $885,000 at March 31, 2001 as compared to $840,000 at December 31, 2000. For the remainder of fiscal 2001, management expects to fund working capital requirements primarily through operating cash flow. At March 31, 2001, the Company had cash and cash equivalents of $588,000, and marketable securities of $512,000.

In February of 2001, the Company renegotiated a $500,000 line of credit with its bank. This was paid off with the loan from building purchase discussed in Note 4.

Cash in the amount of $823,000 was provided by operating activities in the first quarter of 2001, as compared to $162,000 for the same period in 2000. In 2001, cash was generated primarily by a net profit of $483,000, depreciation and amortization of $357,000, a decrease in accounts and notes receivable of $799,000 and an increase in payables and accrued liabilities of $76,000, partially offset by notes received from franchise sales of $457,000, a decrease in deferred franchise sales revenue of $183,000 and an increase in prepaid expenses of $129,000. For the same period in 2000, cash was generated primarily by a net profit of $333,000, depreciation and amortization of $339,000, an increase in payables and accrued liabilities of $558,000 and a decrease in a tax refund receivable of $162,000, partially offset by notes received from franchise sales of $762,000 and a decrease in deferred franchise sales revenue of $229,000.

In the first quarter of 2001, the Company generated $292,000 in cash from investing activities, primarily from collections of notes receivable of $445,000, partially offset by purchases of property and equipment for $86,000 and purchases of other assets for $59,000. For the same period in 2000, the Company used $103,000 in cash for investing activities, primarily for the purchase of franchise rights for $400,000 and the purchase of property and equipment for $95,000, partially offset by collections on notes receivable of $417,000.

In the first quarter of 2001, the Company used $674,000 in cash for financing activities for payments on borrowings. For the same period in 2000, the Company generated $21,000 from financing activities. Proceeds from borrowings of $700,000 were partially offset by payments on borrowings of $671,000 and a purchase of $8,000 in treasury stock.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

Total revenues for the quarter increased by $768,000 to $5,213,000 in 2001 from $4,445,000 in 2000. This increase is due to increases in the following revenue categories: royalties - $333,000 (14%); franchise fees - $171,000 (15%); sales of products and services - $258,000 (46%); interest - $23,000 (13%); partially offset by a decrease in other revenues of $16,000 (11%).

Royalty revenues from the Company's franchise concepts increased as follows:


         Mr. Rooter                $ 129,000           (11)%
         Rainbow                   $  52,000           (10)%
         Aire Serv                 $  42,000           (44)%
         Glass Doctor              $ 106,000           (31)%

The above increases were partially offset by decreases in Mr. Electric - $ 23,000 (10%); and Mr. Appliance - $3,000 (6%).

In addition to the above, royalties from the Company's Canadian and certain other foreign operations increased by $30,000 (140%).

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

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $70,000 (22%); Rainbow - $122,000 (194%); Glass Doctor - $56,000 (29%); and other - $39,000 (22%). These increases were partially offset by decreases from Mr. Electric - $51,000 (29%); Aire Serv - $52,000 (18%); and Mr. Appliance - $14,000 (19%).

Sales of products and services increased by $258,000 (46%), due to additions to the National Accounts customer base.

General and administrative expenses increased by $351,000 (11%), due to additional costs and personnel associated with the increase in overall revenues.

Due to the increase in sales of products and services, costs associated with such sales increased by $251,000 (56%).

Depreciation and amortization increased by $18,000 (5%) due primarily to amortization of franchise rights purchased in late 2000.

The Company reported net income of $483,000 for the quarter ended March 31, 2001 as compared to net income of $333,000 for the same period in 2000.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company operates in 15 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. During the remainder of 2001, the Company may sell additional master licenses, which could result in lump sum payments from the master licensees to the Company.

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

                  NONE

         (b)      Reports on 8-K

                  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 8, 2001               The Dwyer Group, Inc.


                                By: \s\ Thomas Buckley
                                    -------------------------------------------
                                    Thomas Buckley
                                    Vice President and Chief Financial Officer