Form 10QSB
period 2001-06-30
DWYER GROUP INC
filed 2001-08-14
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________



COMMISSION FILE NUMBER...............0-15227



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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                                   Outstanding at August 6, 2001
----------------------------                       -----------------------------
Common stock, $.10 par value                                           6,997,931


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No X
                                                                    ---   ---

                              THE DWYER GROUP, INC.

                                      INDEX




                                                                                                           PAGE NO.
PART I  -  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                and December 31, 2000 (audited)...................................................................3

                Consolidated Statements of Operations for the Three Months Ended
                June 30, 2001 and 2000 (unaudited)................................................................4

                Consolidated Statements of Operations for the Six Months Ended
                June 30, 2001 and 2000 (unaudited)................................................................5

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2001 and 2000 (unaudited)..........................................................6

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

     Item 3.    Defaults Upon Senior Securities..................................................................12

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................12

     Item 5.    Other Information................................................................................12

     Item 6.    Exhibits and Reports on Form 8-K.................................................................12

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30       DECEMBER 31,
          ASSETS                                                           2001            2000
                                                                       ------------    ------------
                                                                        (Unaudited)      (Audited)
Current assets:
       Cash and cash equivalents                                       $    782,266    $    146,852
       Marketable securities, available-for-sale                            533,628         493,684
       Trade accounts receivable, net of allowance for doubtful
             accounts of $433,396 and $506,143, respectively              1,372,970       1,958,441
       Accounts receivable from related parties                             274,512         355,929
       Accrued interest receivable, including amounts due from
             related parties of $131,613 at December 31, 2000                46,187         175,740
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $64,025 and $63,360, respectively       1,536,609       1,520,605
       Inventories                                                           78,601          97,369
       Prepaid expenses                                                     452,502         201,292
       Federal income tax receivable                                        340,609         330,252
       Notes receivable from related parties, current portion               195,400         289,022
                                                                       ------------    ------------
          Total current assets                                            5,613,284       5,569,186

Property and equipment, net                                               3,642,368         981,185
Notes and accounts receivable from related parties                          256,529       1,902,366
Trade notes receivable, net of allowance for doubtful notes of
             $1,005,745 and $884,403, respectively                        4,890,568       4,638,259
Goodwill, net                                                             5,124,715       5,218,794
Purchased franchise rights, net                                           3,867,463       4,242,015
Covenant not to compete, net                                                 41,661          51,661
Net deferred tax asset                                                      609,724         611,551
Other assets                                                                511,463         360,183
                                                                       ------------    ------------

TOTAL ASSETS                                                           $ 24,557,775    $ 23,575,200
                                                                       ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                         $    777,398    $    432,390
       Accrued liabilities                                                1,668,735       1,387,248
       Deferred franchise sales revenue                                     207,092         341,311
       Litigation reserves                                                  368,529         345,501
       Federal income taxes payable                                              --         560,775
       Current maturities of long-term debt                               1,321,635       1,665,948
                                                                       ------------    ------------
          Total current liabilities                                       4,343,389       4,733,173

Long-term debt, less current portion                                      3,927,411       2,727,190
Deferred franchise sales revenue                                            190,168         227,766

Stockholders' equity:
       Common stock                                                         764,519         764,519
       Additional paid-in capital                                         9,257,887      10,193,855
       Retained earnings                                                  7,324,454       6,185,086
       Accumulated other comprehensive income                               (39,901)        (46,237)
       Treasury stock, at cost                                           (1,210,152)     (1,210,152)
                                                                       ------------    ------------
          Total stockholders' equity                                     16,096,807      15,887,071
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 24,557,775    $ 23,575,200
                                                                       ============    ============

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,
                                                   2001            2000
                                               ------------    ------------
REVENUES:
     Royalties                                 $  3,166,602    $  2,771,474
     Franchise fees                                 953,688       1,155,983
     Sales of products and services                 805,365         487,734
     Interest                                       169,813         161,583
     Other                                          149,033         150,862
                                               ------------    ------------

        TOTAL REVENUES                            5,244,501       4,727,636

COSTS AND EXPENSES:
     General, administrative and selling          3,200,850       3,168,532
     Costs of product and service sales             655,682         400,427
     Depreciation and amortization                  369,246         333,537
     Interest                                       104,419          70,815
                                               ------------    ------------

        TOTAL COSTS AND EXPENSES                  4,330,197       3,973,311

Income before income taxes                          914,304         754,325
Income taxes                                       (258,258)       (256,418)
                                               ------------    ------------

NET INCOME                                     $    656,046    $    497,907
                                               ============    ============


EARNINGS PER SHARE - BASIC                     $       0.09    $       0.07
                                               ============    ============

EARNINGS PER SHARE - DILUTED                   $       0.09    $       0.07
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES                    6,997,931       7,001,219
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                   7,115,478       7,147,326
                                               ============    ============


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED JUNE 30,
                                                   2001            2000
                                               ------------    ------------
REVENUES:
     Royalties                                 $  5,927,530    $  5,199,786
     Franchise fees                               2,258,930       2,290,390
     Sales of products and services               1,628,234       1,052,107
     Interest                                       363,388         332,276
     Other                                          279,760         297,594
                                               ------------    ------------

        TOTAL REVENUES                           10,457,842       9,172,153

COSTS AND EXPENSES:
     General, administrative and selling          6,607,549       6,224,069
     Costs of product and service sales           1,359,043         852,475
     Depreciation and amortization                  726,347         672,267
     Interest                                       193,857         160,879
                                               ------------    ------------

        TOTAL COSTS AND EXPENSES                  8,886,796       7,909,690

Income before income taxes                        1,571,046       1,262,463
Income taxes                                       (431,678)       (432,008)
                                               ------------    ------------

NET INCOME                                     $  1,139,368    $    830,455
                                               ============    ============


EARNINGS PER SHARE - BASIC                     $       0.16    $       0.12
                                               ============    ============

EARNINGS PER SHARE - DILUTED                   $       0.16    $       0.12
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES                    6,997,931       7,001,944
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                   7,090,891       7,174,649
                                               ============    ============


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
Operating activities:
     Net income for the period                                    $  1,139,368    $    830,455
     Adjustments to reconcile net income to
                  net cash provided by operating activities:
        Depreciation and amortization                                  726,347         672,267
        Change in reserve for doubtful accounts                       (155,194)         61,033
        Notes received for franchise sales                          (1,020,030)     (1,509,619)
        Change in deferred tax asset                                     1,827              --
    Changes in assets and liabilities:
        Accounts and interest receivable                               689,795        (145,299)
        Net change in receivables / payables to related parties         81,417        (204,861)
        Inventories                                                     18,768         (79,406)
        Prepaid expenses                                              (251,210)       (312,898)
        Federal income tax receivable                                  (10,357)        301,579
        Accounts payable and accrued liabilities                        65,720         743,559
        Litigation reserves                                             23,028          (3,618)
        Deferred franchise sales revenue                              (171,817)       (238,481)
        Other                                                          (11,383)          1,341
                                                                  ------------    ------------
  Net cash provided by operating activities                          1,126,279         116,052
                                                                  ------------    ------------

Investing activities:
    Collections of notes receivable                                    907,150         727,869
    Purchase of property and equipment                              (3,804,634)       (151,203)
    Purchase of franchise rights                                       (46,367)       (450,000)
    Purchase of other assets                                          (136,343)        (27,573)
    Purchase of marketable securities                                   (9,488)        (10,804)
    Increase in unrealized gain on marketable securities                 3,450              --
    Collections on notes receivable from related parties             1,739,459          24,919
                                                                  ------------    ------------
  Net cash (used in) provided by investing activities               (1,346,773)        113,208
                                                                  ------------    ------------

Financing activities:
    Purchases of treasury stock                                             --         (19,341)
    Proceeds from borrowings                                         2,852,800         746,196
    Payments on borrowings                                          (1,996,892)     (1,039,929)
                                                                  ------------    ------------
  Net cash provided by (used in) financing activities                  855,908        (313,074)
                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                   635,414         (83,814)
Cash and cash equivalents, beginning of period                         146,852         556,383
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $    782,266    $    472,569
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

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits national account customers who call a toll-free phone number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors.

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

B.       INTERIM DISCLOSURES

The information as of June 30, 2001 and for the three months and six months ended June 30, 2001 and June 30, 2000 is unaudited but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

NEW ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units in order to assess potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 requires that an intangible asset with an indefinite useful life be tested for impairment in accordance with specified guidelines. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $5,124,715 and of other intangible assets is $41,661. Amortization expense during the six-month period ended June 30, 2001 was $52,317. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


NOTE 4. RELATED PARTY TRANSACTIONS

In April of 2001, the Company purchased its principal executive and administrative facilities (land, buildings and equipment) from a related party for approximately $3.7 million, which equaled the appraised value of the facilities. In accordance with generally accepted accounting principals, the transaction was recorded at the related party's basis of approximately $2.7 million, with the difference being reflected as a reduction in stockholders' equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. The related party used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt to the Company. The Company is using the excess cash of approximately $1.4 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.3 to 1 at June 30, 2001 as compared to 1.2 to 1 at December 31, 2000. The Company had working capital of approximately $1.3 million at June 30, 2001 as compared to approximately $840,000 at December 31, 2000. For the remainder of fiscal 2001, management expects to fund working capital requirements primarily through operating cash flow. At June 30, 2001, the Company had cash and cash equivalents of approximately $782,000, and marketable securities of approximately $534,000.

In February of 2001, the Company negotiated a $500,000 line of credit with its bank. This was paid off with the loan from the purchase of the facilities discussed in Note 4.

Cash in the amount of $1,126,000 was provided by operating activities in the first six months of 2001, as compared to $116,000 of cash provided by such activities for the same period in 2000. In 2001, cash was generated primarily by a net profit of $1,139,000, depreciation and amortization of $726,000, a decrease in receivables of $771,000 and an increase in accounts payable and accrued liabilities of $66,000, partially offset by notes received from franchise sales of $1,020,000, a decrease in deferred franchise sales revenues of $172,000 and an increase in prepaid expenses of $251,000.

In the first six months of 2001, the Company used $1,347,000 for investing activities, primarily for the purchase of property and equipment for $3,805,000 and the purchase of other assets for $136,000, partially offset by collections on notes receivable of $907,000 and collections on notes receivable from related parties of $1,739,000. For the same period in 2000, the Company generated $113,000 in cash from investing activities, primarily from the collections on notes receivable of $728,000, partially offset by the purchase of franchise rights for $450,000 and the purchase of property and equipment for $151,000.

Cash in the amount of $856,000 was provided by financing activities in the first six months of 2001. Proceeds from borrowings of $2,853,000 was partially offset by payments on borrowings of $1,997,000. In the first six months of 2000, the Company used $313,000 in cash for financing activities. Payments on borrowings of $1,040,000 and the purchase of treasury stock for $19,000 was partially offset by proceeds from borrowings of $746,000.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

Total revenues for the six months increased by $1,286,000 (14%) to $10,458,000 in 2001 from $9,172,000 in 2000. This increase is due to increases in the following revenue categories: royalties - $727,000 (14%); sales of products and services - $576,000 (55%); and interest - $31,000 (9%); partially offset by decreases in franchise fees - $31,000 (1%); and other revenues - $18,000 (6%).

Royalty revenues from the Company's franchise concepts increased as follows:

         Mr. Rooter                $ 344,000            15%
         Glass Doctor              $ 271,000            38%
         Aire Serv                 $  74,000            30%
         Rainbow                   $  48,000             4%
         Mr. Electric              $  41,000             9%

The above increases were partially offset by decreases in the Company's Canadian operations - $2,000 (1%); and Mr. Appliance - 2,000 (2%).

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

The decrease in franchise fee revenues was due to decreases from each of the following concepts: Glass Doctor - $214,000 (34%); Mr. Appliance - $621 (.6%); Mr. Rooter - $26,000 (5%); Aire Serv - $94,000 (25%); and Mr. Electric - $69,000
(14%). These decreases were partially offset by increases in the following concepts: Rainbow - $200,000 (126%); and Canadian and other foreign operations $172,000 (442%).

Sales of products and services increased by $576,000 (55%), due primarily to additions to the National Accounts customer base.

Interest income increased by $31,000 (9%) due to an increase in trade notes receivable related to the sale of franchises.

General and administrative expenses increased by $383,000 (6%), due to additional costs and personnel associated with the increase in overall revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $506,000 (59%).

Depreciation and amortization increased by $54,000 (8%) due primarily to amortization of franchise rights purchased in late 2000.

Interest expense increased by $33,000 (21%) due to additional debt resulting from the purchase of property.

The Company reported net income of $1,139,000 for the six months ended June 30, 2001 as compared to net income of $830,000 for the same period in 2000. The Company had a lower effective tax rate in 2001, due to utilizing available tax credits.

For the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

Total revenues for the quarter increased by $517,000 (11%) to $5,245,000 in 2001 from $4,728,000 in 2000. This increase is due primarily to an increase of $395,000 (14%) in royalties, an increase of $318,000 (65%) in sales of products and services and an increase of $8,000 (5%) in interest; partially offset by decreases in franchise fees - $202,000 (18%) and other revenues - $2,000 (1%).


Royalty revenues from the Company's franchise concepts increased as follows:

         Mr. Rooter                 $215,000         19%
         Glass Doctor               $166,000         44%
         Mr Electric                $ 64,000         27%
         Aire Serv                  $ 32,000         21%
         Mr. Appliance              $    323         --%

The above increases were partially offset by a decrease in Rainbow of $3,000.

In addition to the above, royalties from the Company's Canadian operations increased by $6,000 (7%).

Overall, these royalty revenue increases, which coincide with the increase in business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength.

Franchise fee revenues decreased by $202,000 (18%) from 2000 to 2001. Decreases of $271,000 (63%) in such revenues from Glass Doctor and $96,000 (43%) from Mr. Rooter were partially offset by increases of $78,000 (81%) in franchise sales revenues from Rainbow and $133,000 (926%) from Canadian operations.

Sales of products and services increased by $318,000 (65%), primarily due to additions to the National Accounts customer base.

Interest income increased by $8,000 (5%) due to an increase in trade notes receivable related to the sale of new franchises.

General and administrative expenses increased by $32,000 (1%), due to additional costs and personnel associated with the increase in overall revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $255,000 (64%).

Depreciation and amortization increased by $36,000 (10%), due primarily to amortization of franchise rights purchased in late 2000.

Interest expense increased by $34,000 (48%) due to additional debt resulting from the purchase or property.

The Company reported net income of $656,000 for the quarter ended June 30, 2001 as compared to net income of $498,000 for the same period in 2000. The Company had a lower effective tax rate in 2001, due to utilizing available tax credits.

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




Date: August 6, 2001                   The Dwyer Group, Inc.


                                       By: /s/ Thomas Buckley
                                          -------------------
                                          Thomas Buckley
                                          Vice President and Chief Financial
                                          Officer