Form 10QSB
period 2001-09-30
DWYER GROUP INC
filed 2001-11-08
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at November 7, 2001
----------------------------                     -------------------------------
Common stock, $.10 par value                                           6,997,931



   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No  X
                                                                  ---    ---

                              THE DWYER GROUP, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                           PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                and December 31, 2000.............................................................................3

                Consolidated Statements of Operations for the Three Months Ended
                September 30, 2001 and 2000 (unaudited)...........................................................4

                Consolidated Statements of Operations for the Nine Months Ended
                September 30, 2001 and 2000 (Unaudited)...........................................................5

                Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2001 and 2000 (unaudited).....................................................6

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

     Item 3.    Defaults Upon Senior Securities..................................................................13

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................13

     Item 5.    Other Information................................................................................13

     Item 6.    Exhibits and Reports on Form 8-K.................................................................13

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,      DECEMBER 31,
          ASSETS                                                               2001              2000
                                                                          -------------      ------------
                                                                           (Unaudited)         (Audited)

Current assets:
       Cash and cash equivalents                                           $  1,277,696      $    146,852
       Marketable securities, available-for-sale                                552,317           493,684
       Trade accounts receivable, net of allowance for doubtful
             accounts of $439,053 and $506,143, respectively                  1,511,648         1,958,441
       Accounts receivable from related parties                                 318,949           355,929
       Accrued interest receivable, including amounts due from
             related parties of $131,613 at December 31, 2000                    42,986           175,740
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $67,745 and $63,360, respectively           1,625,853         1,520,605
       Inventories                                                               79,400            97,369
       Prepaid expenses                                                         419,886           201,292
       Federal income tax receivable                                                 --           330,252
       Notes receivable from related parties, current portion                   187,815           289,022
                                                                           ------------      ------------
          Total current assets                                                6,016,550         5,569,186

Property and equipment, net                                                   3,561,401           981,185
Notes and accounts receivable from related parties                               88,072         1,902,366
Trade notes receivable, net of allowance for doubtful notes of
             $960,411 and $884,403, respectively                              5,097,601         4,638,259
Goodwill, net                                                                 5,077,398         5,218,794
Purchased franchise rights, net                                               3,648,616         4,242,015
Covenant not to compete, net                                                     36,661            51,661
Net deferred tax asset                                                          608,545           611,551
Other assets                                                                    602,601           360,183
                                                                           ------------      ------------

TOTAL ASSETS                                                               $ 24,737,445      $ 23,575,200
                                                                           ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                             $    965,486      $    432,390
       Accrued liabilities                                                    1,421,237         1,387,248
       Deferred franchise sales revenue                                         240,610           341,311
       Litigation reserves                                                      269,188           345,501
       Federal income taxes payable                                              14,138           560,775
       Current maturities of long-term debt                                   1,330,781         1,665,948
                                                                           ------------      ------------
          Total current liabilities                                           4,241,440         4,733,173

Long-term debt, less current portion                                          3,537,808         2,727,190
Deferred franchise sales revenue                                                176,350           227,766

Stockholders' equity:
       Common stock                                                             764,519           764,519
       Additional paid-in capital                                             9,257,887        10,193,855
       Retained earnings                                                      8,038,713         6,185,086
       Accumulated other comprehensive income                                   (69,120)          (46,237)
       Treasury stock, at cost                                               (1,210,152)       (1,210,152)
                                                                           ------------      ------------
          Total stockholders' equity                                         16,781,847        15,887,071
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 24,737,445      $ 23,575,200
                                                                           ============      ============

     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       ------------------------------
                                                           2001              2000
                                                       ------------      ------------

REVENUES:
     Royalties                                         $  3,335,161      $  2,857,686
     Franchise fees                                       1,065,680         1,052,159
     Sales of products and services                         900,690           514,283
     Interest                                               182,980           169,655
     Gain on sale of securities                             112,270                --
     Other                                                  144,766           133,194
                                                       ------------      ------------

        TOTAL REVENUES                                    5,741,547         4,726,977

COSTS AND EXPENSES:
     General, administrative and selling                  3,404,865         3,308,166
     Costs of product and service sales                     723,179           468,527
     Depreciation and amortization                          374,763           336,913
     Interest                                               227,049            71,307
                                                       ------------      ------------

        TOTAL COSTS AND EXPENSES                          4,729,856         4,184,913

Income before income taxes                                1,011,691           542,064
Income taxes                                               (297,433)         (181,839)
                                                       ------------      ------------

NET INCOME                                             $    714,258      $    360,225
                                                       ============      ============


EARNINGS PER SHARE - BASIC                             $       0.10      $       0.05
                                                       ============      ============

EARNINGS PER SHARE - DILUTED                           $       0.10      $       0.05
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES                            6,997,931         6,997,980
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                           7,207,264         7,111,058
                                                       ============      ============


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       ------------------------------
                                                           2001              2000
                                                       ------------      ------------

REVENUES:
     Royalties                                         $  9,262,692      $  8,057,472
     Franchise fees                                       3,324,612         3,342,549
     Sales of products and services                       2,528,925         1,566,390
     Interest                                               546,370           501,931
     Gain on sale of securities                             112,270                --
     Other                                                  424,526           430,788
                                                       ------------      ------------

        TOTAL REVENUES                                   16,199,395        13,899,130

COSTS AND EXPENSES:
     General, administrative and selling                 10,012,944         9,532,235
     Costs of product and service sales                   2,082,220         1,321,002
     Depreciation and amortization                        1,100,587         1,009,180
     Interest                                               420,907           232,186
                                                       ------------      ------------

        TOTAL COSTS AND EXPENSES                         13,616,658        12,094,603

Income before income taxes                                2,582,737         1,804,527
Income taxes                                               (729,110)         (613,847)
                                                       ------------      ------------

NET INCOME                                             $  1,853,627      $  1,190,680
                                                       ============      ============


EARNINGS PER SHARE - BASIC                             $       0.26      $       0.17
                                                       ============      ============

EARNINGS PER SHARE - DILUTED                           $       0.26      $       0.17
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES                            6,997,931         7,000,613
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                           7,132,331         7,153,442
                                                       ============      ============


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
Operating activities:
     Net income for the period                                         $  1,853,627      $  1,190,680
     Adjustments to reconcile net income to
                  net cash provided by operating activities:
        Depreciation and amortization                                     1,100,587         1,009,180
        Reserve for doubtful accounts                                      (264,833)          132,601
        Notes received for franchise sales                               (1,694,157)       (2,265,799)
        Loss (gain) on sale of securities                                  (112,270)               --
    Changes in assets and liabilities:
        Accounts and interest receivable                                    547,722          (356,941)
        Receivables / payables to related parties, net                       36,980          (327,920)
        Inventories                                                          17,969           (81,154)
        Prepaid expenses                                                   (218,594)         (188,673)
        Deferred tax asset                                                  138,686                --
        Accrued interest payable                                            330,252        301,579.00
        Federal income tax receivable                                      (118,238)          130,071
        Accounts payable and accrued liabilities                            (76,313)          114,392
        Litigation reserves                                                (152,117)         (135,745)
        Deferred franchise sales revenue                                    (36,112)           13,048
        Other                                                             1,353,189       (464,681.00)
                                                                       ------------      ------------
  Net cash provided by (used in) operating activities
                                                                       ------------      ------------

Investing activities:                                                     1,399,002         1,149,655
    Collections of notes receivable                                      (3,835,932)         (280,878)
    Purchase of property and equipment                                      (46,367)         (450,000)
    Purchase of franchise rights                                           (283,645)          (36,771)
    Purchase of other assets                                                 (5,617)          (17,663)
    Purchase of marketable securities                                       159,262           114,403
    Proceeds from sale of marketable securities                           1,915,501            52,059
    Collections on notes receivable from related parties                   (697,796)          530,805
                                                                       ------------      ------------
  Net cash (used in) provided by investing activities
                                                                       ------------      ------------

Financing activities:                                                             0           (19,466)
    Purchases of treasury stock                                        2,852,800.00         1,114,994
    Proceeds from borrowings                                             (2,377,349)       (1,328,412)
    Payments on borrowings                                                  475,451          (232,884)
                                                                       ------------      ------------
  Net cash provided by (used in) financing activities
                                                                       ------------      ------------
                                                                          1,130,844          (166,760)
Net increase (decrease) in cash and cash equivalents                        146,852           556,383
Cash and cash equivalents, beginning of period
                                                                       ------------      ------------
                                                                          1,277,696           389,623
Cash and cash equivalents, end of period                               $  1,277,696      $    389,623
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

B.       INTERIM DISCLOSURES

The information as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and September 30, 2000 is unaudited but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $5,077,398. Amortization expense during the nine-month period ended September 30, 2001 was $156,951. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE 4.   RELATED PARTY TRANSACTIONS

In April of 2001, the Company purchased its principal executive and administrative facilities (land, buildings and equipment) from a related party for approximately $3.7 million, which equaled the appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at the related party's basis of approximately $2.7 million, with the difference being reflected as a reduction in stockholders' equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. The related party used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt to the Company. The Company is using the excess cash of approximately $1.4 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.

NOTE 5.   DERIVATIVE FINANCIAL INSTRUMENTS

During April of 2001, the Company entered into an interest rate swap agreement ("SWAP") to effectively limit exposures to interest rate movements on earnings and cash flows. The SWAP effectively converts a floating interest rate on the bank debt described in Note 4, to a fixed rate instrument. The SWAP was entered into for the same period as the note and settles monthly. Changes in the SWAP's fair value is recognized in earnings as an adjustment to interest expense, with the fair value of the SWAP recorded on the balance sheet as either an accrued liability or other asset. Due to the recent declines in interest rates, the exposure on the SWAP as of September 30, 2001 was $151,474. This amount also represents the amount of additional interest expense recorded for the nine months ended September 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.4 to 1 at September 30, 2001 as compared to 1.2 to 1 at December 31, 2000. The Company had working capital of approximately $1.8 million at September 30, 2001 as compared to approximately $840,000 at December 31, 2000. For the remainder of fiscal 2001, management expects to fund working capital requirements primarily through operating cash flow. At September 30, 2001, the Company had cash and cash equivalents of approximately $1.3 million, and marketable securities of approximately $552,000.

In February 2001, the Company negotiated a $500,000 line of credit with its bank. This was paid off with the loan from the purchase of the facilities discussed in Note 4.

Cash in the amount of $1,353,000 was provided by operating activities in the first nine months of 2001, as compared to $465,000 used by such activities for the same period in 2000. In 2001, cash was generated primarily by a net profit of $1,854,000, depreciation and amortization of $1,101,000, a decrease in receivables of $585,000 and a decrease in a tax refund receivable of $330,000, partially offset by notes received from franchise sales of $1,694,000, a decrease in deferred franchise sales of $152,000, an increase of $219,000 in prepaid expenses, and a net increase in accounts payable and accrued liabilities of $56,000.

In the first nine months of 2001, the Company used $698,000 for investing activities, primarily for the purchase of property and equipment of $3,836,000 and the purchase of other assets for $284,000, partially offset by collections on notes receivable of $1,399,000, collections on notes receivable from related parties of $1,916,000, and proceeds from sales of marketable securities of $159,000. For the same period in 2000, the Company generated $531,000 in cash from investing activities, primarily from collections on notes receivable of $1,202,000 and the sale of marketable securities for $114,000, partially offset by the purchase of franchise rights for $450,000 and the purchase of property and equipment for $281,000.

Cash in the amount of $475,000 was provided by financing activities in the first nine months of 2001. Proceeds from borrowings of $2,853,000 was partially offset by payments on borrowings of $2,377,000. In the first nine months of 2000, the Company used $233,000 in cash for financing activities for payments on borrowings of $1,328,000 and purchases of treasury stock for $19,000, partially offset by proceeds on borrowings of $1,115,000.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

Total revenues for the nine months increased by $2,300,000 (17%) to $16,199,000 in 2001 from $13,899,000 in 2000. This increase is due to increases in each of the Company's revenue categories as follows: royalties - $1,205,000 (15%); sales of products and services - $963,000 (61%); interest - $44,000 (9%); and gain on sale of securities - $112,000, partially offset by decreases in franchise fees - $18,000; and other revenues - $6,000.

Royalty revenues from each of the Company's franchise concepts increased as follows:

         Mr. Rooter                     $498,000           14%
         Glass Doctor                   $454,000           40%
         Aire Serv                      $105,000           24%
         Rainbow                        $ 76,000            4%
         Mr. Electric                   $ 21,000            3%
         Mr. Appliance                  $  7,000            5%

In addition to the above, royalties from the Company's Canadian and other foreign operations increased by $44,000 (14%).

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

The decrease in franchise fee revenues was due to decreases from each of the following concepts: Glass Doctor - $418,000 (42%); Aire Serv - $131,000 (25%); and Mr. Appliance - $8,000 (6%). These decreases were partially offset by increases in franchise fees generated from: Mr. Rooter - $30,000 (4%); Rainbow - $338,000 (192%); Mr. Electric - $9,000 (2%).

In addition to the above, franchise sales from the Company's Canadian and other foreign operations increased by $160,000 (287%).

Sales of products and services increased by $963,000 (61%), primarily due to additions to the National Accounts customer base.

Interest income increased by $44,000 (9%) due to an increase in trade notes receivable related to the sale of franchises.

General and administrative expenses increased by $481,000 (5%), due to additional costs and personnel associated with the increase in overall revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $761,000 (58%).

Depreciation and amortization increased by $91,000 (9%) due primarily to amortization of franchise rights purchased in late 2000 and depreciation of property and equipment related to the facility purchase discussed in Note 4 of the notes to the condensed consolidated financial statements.

Interest expense increased by $189,000 (81%) due to additional debt resulting from the purchase of property as described in Note 4 and the interest rate swap discussed in Note 5, partially offset by reductions in existing debt.

The Company reported net income of $1,854,000 for the nine months ended September 30, 2001 as compared to net income of $1,191,000 for the same period in 2000. The Company had a lower effective tax rate in 2001, due to utilizing available tax credits, which were previously fully reserved.

For the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

Total revenues for the quarter increased by $1,015,000 (22%) to $5,742,000 in 2001 from $4,727,000 in 2000. This increase is due to an increase of $477,000 (17%) in royalties, an increase of $14,000 (1%) in franchise fees, an increase of $386,000 (75%) in sales of products and services, an increase of $13,000 (8%) in interest income, and an increase of $12,000 (9%) in other revenues and a gain on sale of securities of $112,000.

Royalty revenues increased for the following franchise concepts:

         Mr. Rooter                    $184,000           15%
         Glass Doctor                  $182,000           44%
         Rainbow                       $ 48,000            8%
         Aire Serv                     $ 31,000           17%
         Mr. Appliance                 $  9,000           21%

These increases were partially offset by decreases in royalties of $20,000 (6%) from Mr. Electric.

In addition to the above, royalties from the Company's Canadian and other foreign operations increased by $43,000 (54%).

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

Franchise sales revenues increased by $14,000 (1%) from 2000 to 2001. Increases from: Rainbow - $138,000 (829%); Mr. Rooter - $56,000 (18%); and Mr. Electric -
$78,000 (72%) were more than offset by decreases from Glass Doctor - $203,000 (53%); Mr. Appliance - $8,000 (17%); Aire Serv - $37,000 (23%); and Canadian
operations - $10,000 (38%).

Sales of products and services increased by $386,000 (75%), primarily due to additions in the National Accounts customer base.

Interest income increased by $13,000 (8%) due to an increase in trade notes receivable related to the sale of new franchises.

General and administrative expenses increased by $97,000 (3%). This increase was primarily a result of additional costs and personnel associated with the increase in overall revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $255,000 (54%).

Depreciation and amortization increased by $38,000 (11%), due primarily to depreciation of property and equipment related to the facility purchase discussed in Note 4 of the notes to the condensed consolidated financial statements.

Interest expense increased by $156,000 (218%) due to additional debt resulting from the purchase of property as described in Note 4 and additional interest accrued for the interest rate swap discussed in Note 5, partially offset by reductions of existing debt

The Company reported net income of $714,000 for the quarter ended September 30, 2001 as compared to net income of $360,000 for the same period in 2000.

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




  Date:    November 7, 2001                The Dwyer Group, Inc.


                                           By: /s/ Thomas Buckley
                                               ---------------------------------
                                                   Thomas Buckley
                                                   Vice President and Chief
                                                   Financial Officer