Form 10KSB
period 2001-12-31
DWYER GROUP INC
filed 2002-03-22
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from to
         --------------    --------------

Commission File No. 0-15227

                              THE DWYER GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                            73-0941783
-------------------------------                          --------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:     $22,364,577

         Approximate aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of March 15, 2002: $27,991,725

         Aggregate number of shares of Common Stock outstanding as of the close of business on March 15, 2002: 6,997,931


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


   Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

Item 1.    DESCRIPTION OF BUSINESS...........................................1
           General...........................................................1
           Franchise Operations..............................................2
           Marketing.........................................................6
           Competition.......................................................7
           Trade Names and Service Marks.....................................8
           Regulation........................................................9
           Employees.........................................................9

Item 2.    DESCRIPTION OF PROPERTY..........................................10

Item 3.    LEGAL PROCEEDINGS................................................10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........11

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.............................12

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................16

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.........................................16

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............17

Item 10.   EXECUTIVE COMPENSATION...........................................19

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...21

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................23

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................23

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         The Dwyer Group, Inc. and its wholly owned subsidiaries (the "Company") provide a diverse array of specialty services internationally through its service-based, brand-name franchising businesses. The Company currently owns six such businesses, which service an aggregate of over 750 franchises located in the United States and Canada, and through their master licensees, approximately 250 franchisees in 16 other countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, a commitment to its mission and vision, its brands, its code of values and the reputation of its management team.

         In 2001 and 2000, the Company operated its businesses through the following wholly owned subsidiaries - See "Management's Discussion and Analysis
- Results of Operations":

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R). In 2001, Mr. Rooter accounted for approximately 31.9% of the Company's consolidated revenues.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International" (R). In 2001, Rainbow accounted for approximately 15.1% of the Company's consolidated revenues.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). In 2001, Mr. Electric accounted for approximately 9.0% of the Company's consolidated revenues.

         o Synergistic International, Inc. ("Glass Doctor") is a franchisor of Glass Doctor (R), a service concept whose business is the replacement of automobile, residential and commercial glass. In 2001, Glass Doctor accounted for approximately 14.3% of the Company's consolidated revenues.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark "Aire Serv" (R). In 2001, Aire Serv accounted for approximately 6.1% of the Company's consolidated revenues.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses under the service mark "Mr. Appliance"(R). In 2001, Mr. Appliance accounted for approximately 1.7% of the Company's consolidated revenues.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24-hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 2001, National Accounts accounted for approximately 14.8% of the Company's consolidated revenues.

         o The Dwyer Group Canada, Inc. ("TDG Canada") markets and services certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In 2001, TDG Canada accounted for approximately 3.0% of the Company's consolidated revenues.

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

         Initial franchise fees and royalty rates varies for each franchise concept varies, and are described in the following sections related to each concept. In general, the Company at its discretion, may finance up to 80% of the franchise fee and may give a discount if the franchise fee is paid in full upon the signing of the agreement.

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

         In order to encourage business owners to convert their businesses to one of the Company's franchise concepts the Company maintains a "roll-in" program whereby new franchisees can roll-in sales from their existing business and pay reduced royalty and advertising fee rates on the existing sales. The franchisee may also receive a discount on the initial franchise fee based on the amount of sales "rolled-in".

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

Mr. Rooter

         Mr. Rooter is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter(R)" and related trade and service marks. In 1989, when Mr. Rooter was acquired by the Company, there were 22 Mr. Rooter franchises in operation. By the end of 2001, Mr. Rooter had a total of 205 franchises in the United States and Canada, and through master franchise licensees, 67 franchises in six other countries. Mr. Rooter has shown significant growth in revenues from royalties paid by franchisees (from $234,000 in 1989 to $5,450,000 in 2001).

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

         The term of the initial franchise agreement is ten years, which (for franchise agreements dated prior to 2000) may be renewed for additional five year terms at the option of the franchisee upon certain conditions, including payment of a $2,500 renewal fee. In 2000, Mr. Rooter changed its renewal terms for new franchisees to include ten year renewal periods and a $750 renewal fee. Mr. Rooter may terminate a franchise agreement in the event that a franchisee breaches the terms of the agreement.

Rainbow

         Rainbow is a franchisor of carpet and upholstery cleaning and dyeing, air duct cleaning, and restoration service businesses. At December 31, 2001, Rainbow had 278 franchises in the United States and Canada, and 150 franchises through master franchise licensees in nine other countries.

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

         The initial franchise fee is a minimum of $15,900, based on a territory population of approximately 100,000. The fee is increased by $159 for each additional 1,000 of population contained in the franchise territory. During the term of the agreement, the franchisee is generally required to pay Rainbow a continuing royalty of 7% of weekly gross sales plus a national advertising fee of 2% of weekly gross sales. Franchisees may be eligible to receive a rebate of up to 50% of royalties paid upon satisfying certain conditions. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. On a yearly basis, Rainbow sets a maximum National Advertising Fund contribution per individual franchisee. The term of the initial franchise agreement is ten years, with a mutual option to renew and no renewal fee (for franchise agreements dated prior to 2000). In 2000, Rainbow changed the renewal fee to $750 for new franchisees. From time-to-time, Rainbow advertises nationally on network television.

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

Mr. Electric

         Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric(P)". Mr. Electric began operations in September of 1994, and at December 31, 2001, had 107 franchises in the United States and Canada, and through master licensees, 26 franchise operations in two other countries.

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

         During the term of the franchise agreement, the franchisee is required to pay Mr. Electric (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. In addition, franchisees are required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of their local telephone directory. The franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. They do not receive any technical training from Mr. Electric. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers, through training meetings and toll-free telephone support from Company personnel. From time-to-time, Mr. Electric advertises nationally on cable television networks.

Aire Serv

         Aire Serv is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services of residential and commercial heating and air conditioning equipment. At December 31, 2001, Aire Serv had 62 franchises in the United States and Canada and, through master licensees, seven franchises operating in two other countries.

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

         During the term of the franchise agreement, the franchisee is required to pay to Aire Serv (i) a continuing royalty fee ranging from 2.5% to 4.5% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of the franchisee's weekly gross sales. For "roll-in" business, the franchisee pays a 2.5% royalty fee and a 2% advertising fee for the first year of operation. If the amount of existing business "rolled-in" is large enough, the reduced rate may apply for the life of the franchise agreement. The franchisee is also required to maintain an advertisement in the Yellow Pages of their local telephone directory. The franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. They do not receive any technical training from Aire Serv. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided by individually assigned franchise systems managers and through regional training meetings and toll-free telephone support from Company personnel. From time-to-time, Aire Serv advertises nationally on cable television networks.

Mr. Appliance

         Mr. Appliance is a franchisor of major household appliance service and repair businesses. Mr. Appliance was organized in January of 1996, and at December 31, 2001, had 38 franchises, in the United States and one other country.

         The minimum initial franchise fee is $13,500, based on a territory population of approximately 100,000. The initial franchise fee is increased by $135 for each additional 1,000 of population contained in the franchise territory. The franchisee receives an advertising and marketing package, and other start-up materials (for which they are charged separately).

         The initial franchise agreement term is ten years. For franchise agreements dated prior to 2000, an election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee. For agreements dated in 2000 and beyond, the renewal period is ten years with a $750 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay to Mr. Appliance (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. Franchisees are also required to engage in local promotion of the services and products available, as well as maintain an advertisement in the Yellow Pages of their local telephone directory. The franchisee is provided with a computerized business package which standardizes the operation of their business. The franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided through regional training meetings and toll-free telephone support from Company personnel.

Glass Doctor

         Glass Doctor is a franchisor of automobile, residential and commercial glass replacement businesses. The Company acquired Glass Doctor in July of 1998, and at December 31, 2001, Glass Doctor had 82 franchises, all in the United States.

         The minimum initial franchise fee is $19,500, based on a territory population of 100,000. The fee is increased by $195 for each additional 1,000 of population in the franchise territory.

         The initial franchise agreement term is ten years. For franchise agreements dated prior to 2000, an election to renew the contract may be made by the franchisee for additional five-year periods upon certain conditions and payment of a $2,500 renewal fee. For agreements dated in 2000 and beyond, the renewal period is ten years with a $750 renewal fee.

         During the term of the franchise agreement, the franchisee is required to pay (i) a royalty fee ranging from 3% to 6% of weekly gross sales, based on weekly gross sales volume and (ii) an advertising fee equal to 2% of weekly gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. Franchisees are also required to engage in local promotion of their services and to maintain an advertisement in the Yellow Pages of their local telephone directory. Each new franchisee is given initial business training and is taught a system for doing business. The franchisee is provided with a computerized business package which standardizes the operation of their business. The franchisees receive extensive instruction with respect to broad-based marketing techniques, as well as guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. They do not receive any technical training from Glass Doctor. All franchisees receive extensive ongoing support emphasizing development of marketing and business management skills through training meetings and toll-free telephone support from Company personnel. From time-to-time, Glass Doctor advertises nationally on network television.

NATIONAL ACCOUNTS

         National Accounts operates under the name 1-888HANDLED, which is also the toll-free number used by its customers who call for general repair and 24-hour emergency service. Orders are dispatched to and filled through the Company's network of franchisees or third party qualified subcontractors if a franchisee is not available to do a particular job. 1-888HANDLED focuses on the growth and success of the Company's individual franchisees by serving large nationwide business chains who have need for the various services the franchisees provide. Target customers include large retail chain store companies, casualty insurance companies and agents, and others with a potential for consistent, repeat business.

         When each job is completed, National Accounts bills the customer and pays the franchisee or subcontractor for their service. Each job is "marked-up" to cover administrative costs. The major focus of National Accounts is to provide additional business to the Company's franchisees, which they may not be able to secure acting independently.

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

         Rainbow's marketing strategy for franchise sales is based on the sale of individual franchise territories to business-minded individuals. The primary lead sources are referrals, print advertising and franchise trade shows. Recently, contractors have also been targeted with Rainbow's new emphasis on fire, smoke and water restoration services. International expansion has been targeted through the sale of additional master licenses in selected foreign countries. Rainbow has also recently began a program to market franchises to carpet retailers and plumbing contractors. The market for Rainbow's carpet cleaning, dyeing and water and fire restoration services extends through the residential, commercial, industrial and municipal markets.

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

         National Accounts marketing strategy for the sale of facilities maintenance services is focused on the retail merchandising, insurance, and property management industries. Lead sources include trade associations, referrals, the internet, and trade shows. The Company believes that the facilities maintenance industry is extensive, with the potential need for the services provided by each franchise concept. Due to the intense training franchisees receive, the Company can offer the facilities maintenance industry consistent quality for a variety of services through one organization. Because of the strengths, and the scope of services offered, management believes that National Accounts has a marketing advantage in developing corporate customers that the franchisees are not able to develop on the local level. Services offered through the National Accounts are corrective and preventative maintenance for plumbing, electrical, heating, ventilating and air conditioning
(HVAC), glass replacement and installation, carpet care and restoration, and appliance repair. The call center is operated 24 hours per day, 7 days per week and provides facilities maintenance solutions for both regular and emergency services.

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

         Glass Doctor competes with local and regional glass replacement companies as well as large glass manufacturers such as Safelite and other glass replacement services such as Harmon AutoGlass, Binswanger and Diamond Triumph, who operate on a national basis.

         The demand for National Accounts facilities maintenance solutions is extensive. Customers are looking to service providers for more complete solutions, which makes National Accounts a strong contender in the marketplace. Competition consists primarily of other third party service providers such as Total Facility, Primo Services, Best Retail Solutions, and Chain Store Maintenance Inc. The industry generally competes on the basis of services offered, price, and value added services, such as customer service follow-up, reporting capabilities, and the ability to adapt to customers needs. The Company believes it is distinguished from its competition through the extensive network of highly skilled service professionals associated with the Company's franchisees.

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

TRADE NAMES AND SERVICE MARKS

         The Company believes that its trademarks and service marks are important to the marketing of its franchises and the sale of services to consumers by its franchisees. The Company current holds the following federally registered trademarks and service marks: THE DWYER GROUP(R), PROVIDING A WORLD OF SPECIALITY SERVICES(R), PROVIDING YOU A WORLD OF SPECIALTY SERVICES(R), and TOP GUN(R). The Company, through its subsidiaries currently holds the following federally registered trademarks and service marks: MR. ROOTER(R), MR. ROOTER (STYLIZED), MR. WINKIE DEVICE, QUICK-AS-A-WINK(R), BIOCHOICES(R), AMERICA'S TROUBLE SHOOTER(R), NORTH AMERICA'S TROUBLE SHOOTER(R), VAN STRIPE DESIGN FOR MR. ROOTER, AIRE SERV(R), AIRE SERV (STYLIZED), VAN STRIPE DESIGN FOR AIRE SERV, AMERICA'S COMFORT COMPANY(R), YOUR COMFORT COMPANY(R), YOUR COMFORT COMPANY (STYLIZED), MR. ELECTRIC(R), MR. ELECTRIC (STYLIZED), VAN STRIPE DESIGN FOR MR. ELECTRIC, RAINBOW INTERNATIONAL(R), RAINBOW INTERNATIONAL CARPET CARE AND RESTORATION SPECIALIST THE CLEAN EXPERIENCE DEVICE, VAN STRIPE DESIGN FOR RAINBOW, MR. APPLIANCE(R), MR. APPLIANCE (STYLIZED), VAN STRIPE DESIGN FOR MR. APPLIANCE, GLASS DOCTOR(R), GLASS DOCTOR DEVICE, WE FIX YOUR PAINES(R),GLASS DOCTOR (STYLIZED) RUNNING DOCTOR DEVICE, 1-888-HANDLED(R), HANDLE THE JOB WITH ONE CALL(R) and TOOL DESIGN. The Company has applied for federal registration and service mark registration on the following: VALUE GLASS(TM), REFLECTIONS(TM), HYDRO SCRUB(TM), MR. ROOTER HYDRO SCRUB(TM), COMFORT PROTECTION PLAN(TM), WE TREAT YOUR HOME LIKE IT'S OUR OWN(TM), WE'LL PUT YOU IN YOUR COMFORT ZONE(TM), MEMBER PLUS PLAN(TM), WE'VE GOT THE POWER TO MAKE THINGS BETTER(TM), and GLASS NOW(TM). The Company holds a service mark registration for RAINBOW INTERNATIONAL CARPET DYEING AND CLEANING COMPANY AND DEVICE in sixteen states and a state service registration for AIRE SERV(TM) AND AIRE SERV (STYLIZED) in California. In addition, the Company holds copyrights in connection with all training manuals and materials which it considers proprietary. The Company also holds numerous foreign trademarks and service marks related to its franchising concepts.

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

         In addition, the Company offers and sells franchises in Canada. In addition to various provincial laws that govern the franchisor-franchisee relationship, Alberta, Canada and Ontario, Canada have specific franchises laws concerning pre-sale disclosure and other substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise.

EMPLOYEES

         As of December 31, 2001, the Company had 125 full-time employees and 7 part-time employees, none of whom belong to unions, as detailed below:

                                                  Full-time        Part-time          Total
                                                  ---------        ---------          -----
                  Corporate.................         60                5               65
                  Mr. Rooter................         13                1               14
                  Aire Serv.................          6                0                6
                  Rainbow...................         15                0               15
                  Mr. Electric..............          9                0                9
                  Glass Doctor..............         11                0               11
                  Mr. Appliance.............          4                0                4
                  National Accounts.........          7                1                8

                  Total.....................        125                7              132

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. In March 2001, the Company purchased the facilities (land, building and equipment) from a related party for the appraised value of approximately $3.7 million. See "Certain Relationships and Related Party Transactions." Management considers the facilities to be suitable and adequate.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $129,500 as of December 31, 2001. The Company has accrued for this amount at that date.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2001.


                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on The Nasdaq Stock Market(SM) under the symbol "DWYR". The following table sets forth the quarterly high and low closing sales prices per share of the Company's Common Stock for each quarter during the last two fiscal years:

                                                            HIGH              LOW
                                                            ----              ---
FISCAL YEAR ENDED DECEMBER 31, 2001
         First Quarter                                      $2.63             $1.75
         Second Quarter                                     $2.75             $2.20
         Third Quarter                                      $3.39             $2.46
         Fourth Quarter                                     $4.95             $2.70

FISCAL YEAR ENDED DECEMBER 31, 2000
         First Quarter                                      $4.25             $2.25
         Second Quarter                                     $3.06             $2.31
         Third Quarter                                      $2.69             $2.31
         Fourth Quarter                                     $2.56             $1.63

         On March 15, 2002, the closing sales price of the Company's Common Stock as reported by The Nasdaq Stock Market(SM) was $4.00 per share. As of such date, there were approximately 400 shareholders of record.

         No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock, but will retain earnings for the operation and development of its business.





                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         Unless otherwise noted, all dollar amounts are rounded to the nearest thousand and percentages represent the change from the comparable amount from the previous year. References to 2000 and 2001 are to the years ended December 31 of each year. Note references refer to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table shows the approximate amount (in thousands) and percentage of the total, of revenues and income (loss) before income taxes of each of the Company's operating subsidiaries and the parent holding company:


                                         YEAR ENDED DECEMBER 31,
                                       --------------------------

                                       2001                  2000
                                       ----                  ----
REVENUES:
Mr. Rooter                       $ 7,134       31.9%   $ 6,294       32.7%
Rainbow                            3,387       15.1      2,868       14.9
Glass Doctor                       3,189       14.3      3,114       16.2
Mr. Electric                       2,020        9.0      1,965       10.2
Aire Serv                          1,367        6.1      1,388        7.2
Mr. Appliance                        371        1.7        363        1.9
National Accounts                  3,311       14.8      2,085       10.8
TDG Canada                           674        3.0        506        2.6
Other(1)                             912        4.1        635        3.5
                                 -------    -------    -------    -------
                                 $22,365      100.0%   $19,218      100.0%
                                 =======    =======    =======    =======

INCOME (LOSS) BEFORE INCOME TAXES:

Mr. Rooter                       $ 2,651      77.3%    $ 2,215       87.5%
Rainbow                              794      23.2         790       31.2
Glass Doctor                         578      16.9         620       24.5
Mr. Electric                         148       4.3          42        1.7
Aire Serv                           (123)     (3.6)       (295)     (11.7)
Mr. Appliance                       (321)     (9.4)       (317)     (12.5)
National Accounts                     25        .7         (80)      (3.2)
TDG Canada                           199       5.8         112        4.4
Other(1)                            (522)    (15.2)       (557)     (21.9)
                                 -------    ----       -------     -----
                                 $ 3,429     100.0%    $ 2,530      100.0%
                                 =======    =====       =======    =====

---------------------------

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

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Company recorded net income of $2,338,000 or $.33 per share for 2001, as compared to net income of $2,053,000, or $.29 per share for 2000.

         Revenues

         Total revenues for 2001 were $22,365,000, an increase of $3,147,000 or 16%, from $19,218,000 for 2000. Each component increased as follows: royalties - $1,499,000 (13.2%); franchise fees - $135,000 (3.1%); sales of products and services - $1,267,000 (59.1%); interest - $54,000 (7.7%); and other revenues -
$80,000 (14.1%). The year 2001 also included a gain on sale of securities of $112,000.

         Royalty revenues increased by 13% from $11,393,000 in 2000 to $12,892,000 in 2001. Such revenues increased as follows: Mr. Rooter - $700,000 (14.7%); Rainbow - $282,000 (11.5%); Mr. Electric - $47,000 (4.5%); Glass Doctor
- $483,000 (28.9%); and Mr. Appliance - $12,000 (6.2%). Royalties from Canadian and certain other foreign operations also increased by $109,000 (24.8%). Overall, these royalty revenue increases, which coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of the Company's emphasis on providing strong franchise support services, and its methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to the future of the Company, as royalties are the foundation for the Company's long-term financial strength. The above increases were partially offset by a decrease in royalty revenues from Aire Serv of $134,000 (16.0%).

         Franchise sales revenues represent the initial franchise fees paid to the Company by its franchisees as well as fees charged for foreign master licenses. These revenues increased from $4,422,000 in 2000 to $4,557,000 in 2001. Increases were recorded by Rainbow - $287,000 (103.5%), Mr. Rooter - $99,000 (7.9%) and Aire Serv - $92,000 (17.7%). The above increases were partially offset by decreases from: Glass Doctor - $483,000 (36.5%); Mr. Electric - $15,000 (1.8%); and Mr. Appliance - $6,000 (3.7%). In addition to the above, franchise sales from the Company's Canadian and other foreign operations increased by $161,000 (288%).

         Revenues from sales of products and services increased by $1,267,000 (59.1%) due to increased volume generated by National Accounts.

         Interest revenues increased by $54,000 (7.7%) primarily due to notes from new franchise sales.

         Costs and Expenses

         During 2001, general, administrative and selling expenses increased by $1,012,000 (7.7%) as compared to 2000. This increase was primarily a result of additional costs and personnel associated with the increase in overall revenues.

         The cost of products and service sales increased by $1,010,000 (55.5%), in proportion to the increase in product sales.

         Depreciation and amortization expense increased by $91,000 (6.7%) due primarily to amortization of franchise rights purchased in late 2000 and depreciation related to the facility purchase discussed in Note 9.

         Interest expense increased by $134,000 (43.2%) due to additional debt resulting from purchase of property partially offset by reduction in existing debt as described in Note 9.

         In the fourth quarter of 2000, the Company determined that certain tax credits were available to be applied against taxes incurred for 2000 and prior years. These credits have the effect of reducing overall tax expense by providing a deferred tax benefit in 2000. Such benefit of approximately $438,000 was recorded in the fourth quarter of 2000 and approximately $142,000 in the year of 2001. A reconciliation of income tax expense at the federal statutory rate to the income tax expense is found in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company's working capital ratio was 1.5 to 1 compared to 1.2 to 1 at December 31, 2000. The Company had working capital of $2,043,000 at the end of 2001, as compared to $836,000 at the end of 2000. These changes are due primarily to a decrease in current maturities of long-term debt and federal income taxes payable. At December 31, 2001, the Company had cash and cash equivalents of approximately $790,000 and marketable securities of approximately $548,000.

         The Company maintains a $500,000 line of credit with its bank to be used for temporary cash needs. The line expires in May 2002. The Company expects the line to be renewed for an additional year before its expiration.

         In April of 2001, the Company purchased its principal executive and administrative facilities (land, buildings and equipment) from a related party for approximately $3.7 million, which equaled the appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at the related party's basis of approximately $2.8 million, with the difference being reflected as a reduction in stockholder's equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. The related party used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt to the Company. The Company is using the excess cash of approximately $1.5 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.

         Management believes that the Company's cash flow, supplemented by the Company's positive cash position and available line of credit, will be adequate to fund the Company's capital requirements over the next year.

         Cash in the amount of $1,007,000 was provided by operating activities in 2001 as compared to $677,000 used by such activities in 2000. In 2001, cash was generated primarily by a net profit of $2,338,000, depreciation and amortization of $1,461,000, a change in the reserve for doubtful accounts of $480,000, a decrease in accounts and interest receivable of $249,000, and a decrease in a tax refund receivable of $322,000. These increases were partially offset by notes received from franchise sales of $2,945,000, an increase in payables and accrued liabilities of $523,000, an increase in prepaid expenses of $159,000, and a decrease in deferred franchise sales revenue of $161,000. In 2000, cash was generated primarily by net income of $2,053,000, depreciation and amortization of $1,370,000, a provision for doubtful accounts of $381,000 and an increase in accounts payable and accrued liabilities of $505,000. These amounts were more than offset by notes receivable from franchise sales of $3,242,000, an increase in accounts receivable of $1,070,000, an increase of $300,000 in related party receivables and an increase of $313,000 in the deferred tax asset.

         In 2001, the Company used $538,000 in cash for investing activities versus $709,000 provided from investing activities in 2000. In 2001, cash was primarily generated by collections on notes receivable of $3,624,000 (of which $1,917,000 was from related parties), and $159,000 from the sale of marketable securities. Such increases were more than offset by purchases of property, plant and equipment for $3,965,000 and the purchase of other assets for $292,000. In 2000, the Company generated $1,562,000 (of which $112,000 was from related parties) from collections on notes receivable and $407,000 from the sale of marketable securities. These amounts were partially offset by the cash portion of the purchase of franchise rights of $481,000, the purchase of property and equipment for $326,000, and by a loan to a related party of $330,000.

         In 2001, the Company generated $174,000 in cash from financing activities as compared to $441,000 used for such activities in 2000. Proceeds from borrowings of $2,853,000 were partially offset by borrowings of $2,679,000. In 2000, payments on borrowings of $1,525,000 and the purchase of treasury stock for $19,000 were partially offset by proceeds on borrowings of $1,104,000.

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10,000,000. As of December 31, 2001, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $107,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. Approximately $78,000 and $134,000 was paid to SunTrust during 2001 and 2000, respectively, representing monthly installments on behalf of franchisees in default. In 1998, management discontinued the practice of guaranteeing notes to third parties.

         In 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3,000,000 in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. Each month, the Company receives an Aging Report of the amounts due and owing by the franchisees. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. In 2001 and 2000, the Company paid approximately $60,000 and $74,000, respectively, on such delinquent notes. At December 31, 2001, the Company was contingently liable for approximately $234,000, relating to such notes. The Company establishes appropriate reserves based on the payment history of the franchisees. In 1998, management discontinued the practice of guaranteeing notes to third parties.

         In connection with its franchising activities, the Company regularly extends credit to prospective franchisees to finance their purchase of franchises. The repayment of such indebtedness is secured by the assets of such franchises, including the franchise rights sold to the franchisees. The Company recognizes franchise sales revenues for the entire sale if the franchisee has made a down payment in cash of at least 20% of the sales price and has completed training. The Company also recognizes franchise sales revenues from existing franchisees buying additional territory who make a cash down payment of less than 20% but who have an established history of good credit. At December 31, 2001 and 2000, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $6,509,000 and $5,590,000, respectively. At December 31, 2001, the Company's allowance for doubtful notes was $1,177,000, which the Company believes is adequate for the size and nature of its notes receivable.

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

INCOME TAXES

         The Company establishes valuation allowances when necessary to be applied against its deferred tax asset in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". At December 31, 2001, no such allowance was recorded. The Company continually reviews the need for a valuation allowance and is recognizing benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

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

FOREIGN OPERATIONS

         The Company operates in 17 foreign countries. Typically, other than in Canada, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. However, the Company may sell additional master licenses, which could result in lump sum payments from the master licensees to the Company.

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

         The Company's previous business combinations were accounted for using the purchase method. As of December 30, 2001, the net carrying amount of goodwill is $5,030,000. Amortization expense during the year 2001 was $189,000. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Companies financial position or results of operations.

         SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for financial years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Companies financial position or results of operations.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, together with the independent auditor's report of BDO Seidman, LLP, appear on pages 30 through 50 of this report. See Index to Financial Statements on page 29 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                                      AGE                 POSITION
----                                      ---                 --------
Theresa Dwyer.............................67                  Chairperson of the Board of Directors and Director
Dina Dwyer-Owens..........................39                  President, Chief Executive Officer and Director
Robert Tunmire............................43                  Executive Vice President and Director
Thomas J. Buckley.........................55                  Vice President, Treasurer and Chief Financial Officer
Deborah Wright-Hood.......................40                  V.P. of Administration, Secretary and Assistant Treasurer
Michael Bidwell...........................43                  Chief Operating Officer
Donald J. Dwyer, Jr.......................37                  Director of International Operations and Director
James L. Sirbasku.........................62                  Director
John P. Hayes.............................52                  Director
Donald E. Latin...........................71                  Director

         All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors. No officer or director is subject to an employment agreement.

         Theresa Dwyer has been Chairperson of the Board of Directors since July of 1995, and Director of the Company since December of 1994. She is the majority stockholder of the following privately held companies: Worldwide Refinishing Systems, Inc., Worldwide Supply, Inc., and Dwyer Real Estate. Mrs. Dwyer also serves as Managing Partner of Dwyer Investments, Ltd.

         Dina Dwyer-Owens has served as President and Chief Executive Officer since January 1, 1999 and has been a Director of the Company since 1989. Prior to that time, she served as Vice President of Operations since September of 1995 after serving as Co-Chairperson of the Board of Directors from December of 1994 to July of 1995. Ms. Dwyer-Owens also served as Secretary of the Company from 1989 through December of 1998. She also serves as Director of Rainbow, Mr. Rooter and National Accounts. Ms. Dwyer-Owens has approximately 21 years experience in the franchising industry.

         Robert Tunmire has been Executive Vice President since January 1, 1999. Prior to that time, he served as President and Chief Executive Officer of the Company since December of 1994 after serving as Executive Vice President since June of 1993. Mr. Tunmire also currently serves as President of Glass Doctor. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January of 1992 through May of 1993. From 1989 to 1992, he served as Vice President of Mr. Rooter. From December of 1980 until May of 1989, Mr. Tunmire was employed by Rainbow, most recently as Executive Vice President of Franchise Counseling. He also serves as Director of Mr. Rooter and National Accounts. Mr. Tunmire has approximately 26 years experience in the franchising industry.

         Thomas J. Buckley has served as Treasurer and Chief Financial Officer since August of 1997 and as Vice President since June of 1998. He has also served as President of Mr. Electric since May of 1999. Prior to employment by the Company, he served as Chief Financial Officer of Watermarc Food Management Co. ("Watermarc") since 1994. Mr. Buckley resigned as an officer of Watermarc effective July 1, 1997. In January of 1999, Watermarc filed for bankruptcy protection under Chapter XI of the U.S. Bankruptcy Code. From 1990 to 1994, Mr. Buckley served as Vice President of Finance and Franchising for Western Sizzlin' Restaurants. Mr. Buckley has also owned and operated his own franchising business as a regional franchisor of SpeeDee Oil Change & Tune-Up, and has 20 years overall experience in the franchising industry.

         Deborah Wright-Hood has served as Secretary of the Company since December of 1998 and as Vice President of Administration since June of 1998. Prior to that time, she was employed by the Company in various capacities since 1985, including Director of Administration since 1994. Ms. Wright-Hood was also President of Worldwide Supply, Inc.

from 1985 until December of 2000. She also serves as Director of Aire Serv, Mr Appliance, Mr. Electric, Rainbow and Glass Doctor. Ms. Wright-Hood has over 22 years experience in the franchising industry.

         Michael Bidwell has been Chief Operating Officer since July of 2000, has been President of Rainbow since July of 1995 and President of Mr. Rooter and Mr. Appliance since August of 1998. Mr. Bidwell was a Rainbow franchisee in Tucson, Arizona from April of 1984 to June of 1995, and a Mr. Rooter franchisee from August of 1992 to June of 1995. From 1986 to June of 1995, Mr. Bidwell served as President of Ramsoo, Inc., an Arizona corporation, which operated the Rainbow and Mr. Rooter franchises in Tucson, Arizona. From November of 1987 until July of 1995, Mr. Bidwell was also a franchisee and regional director for Worldwide Refinishing Systems, Inc., a third party associated with the Company. Mr. Bidwell also serves as a Director of National Accounts. Mr. Bidwell has over 17 years experience in the franchising industry.

         Donald J. Dwyer, Jr. has served as a Director since May of 1989. Mr. Dwyer is currently, and has been since 1994, employed by the Company as Director of International Operations. He previously served as Director of International Operations for Rainbow from 1987 to 1994. He also serves as Director of Rainbow and Mr. Rooter. Mr. Dwyer has approximately 18 years experience in the franchising industry.

         James L. Sirbasku has served as a Director since July of 1994. He has served as Chairman and Chief Executive Officer of Profiles International, Inc., an international company providing pre-employment evaluation systems, since March of 1991. From 1980 to 1991, Mr. Sirbasku served as President of SMI International, Inc., a company specializing in franchising businesses. Mr. Sirbasku has over 27 years experience in the franchising industry.

         John P. Hayes has served as a Director since July of 1994. He founded and served, from January of 1987 to 1995, as President of The Hayes Group, Inc., an international marketing and promotion company specializing in franchised businesses. Since January of 1996, Mr. Hayes has served as a consultant to franchisors. Mr. Hayes has approximately 23 years experience in the franchising industry.

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

         Dina Dwyer-Owens, Deborah Wright-Hood and Donald J. Dwyer, Jr. are the children of Theresa Dwyer and the late founder, Donald J. Dwyer.

BOARD PARTICIPATION AND STRUCTURE

         The Board of Directors met four times during 2001 and additionally took action 54 times by means of written consent. Each director attended all of the meetings with the exception of Mr. Sirbasku, who was not present at two of the meetings. Non-employee directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

         The Audit Committee, comprised of Ms. Dwyer-Owens and Messrs. Hayes, Latin and Sirbasku, met twice during 2001. Each member attended all of the meetings with the exception of Mr. Sirbasku, who was not present at either of the meetings.

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

         Based solely on its review of the copies of such forms received by it with respect to the fiscal year ended December 31, 2001, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with.

ITEM 10.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following information sets forth compensation earned by the Company's Chief Executive Officer and all other of its named executive officers whose annual compensation exceeded $100,000 in 2001, for services rendered for the Company and its Subsidiaries during the fiscal years indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                               ANNUAL COMPENSATION               COMPENSATION
                                           ------------------------------    ---------------------
        NAME AND                                                             SECURITIES UNDERLYING
   PRINCIPAL POSITION            YEAR      SALARY($)  BONUS($)   OTHER($)          OPTIONS
   ------------------            ----      ---------  --------   --------    ---------------------
Dina Dwyer-Owens,                2001      $152,942   $ 19,615      --                  --
   President and CEO             2000       142,822     40,172      --                  --
                                 1999        81,125        300      --                  --

Robert Tunmire,                  2001(1)   $128,124   $175,566      --                  --
   Executive Vice President      2000(1)    125,716    132,650      --                  --
                                 1999(1)    125,215    104,932      --                  --

Thomas J. Buckley,               2001      $126,500   $ 33,065      --              25,000
   Vice President & Chief        2000       126,890     68,072      --               5,000
   Financial Officer             1999       112,692      1,555      --              12,000

Michael Bidwell,                 2001      $130,062   $119,424      --                  --
   Chief Operating Officer       2000       117,756    235,372      --               5,000
                                 1999       117,305     96,816      --              16,000

Deborah Wright-Hood              2001      $100,486   $ 11,038      --                  --
   Secretary & Vice              2000        87,000     19,149      --                  --
   President of                  1999        74,889      1,647      --                  --
   Administration

--------------------------
(1)      Includes salary plus commissions from franchise sales.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 2001:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  NUMBER OF            PERCENT OF TOTAL
                                  SECURITIES          OPTIONS GRANTED TO            EXERCISE
                                  UNDERLYING               EMPLOYEES                 OR BASE                EXPIRATION
           NAME                OPTIONS GRANTED          IN FISCAL YEAR              PRICE(1)                   DATE
           ----                ---------------         -----------------            ---------               ----------
Dina Dwyer-Owens                     ----                    ----                     ----                     ----
Robert Tunmire                       ----                    ----                     ----                     ----
Thomas J. Buckley                   25,000                   17.1%                    $2.25                   3/1/11
Michael Bidwell                      ----                    ----                     ----                     ----

-----------------------
(1) Reflects the per share exercise price, which is equal to or greater than the closing market price of the underlying security on the date of grant.

The following table shows option exercises during the year ended December 31, 2001 and the value of unexercised options at December 31, 2001 for the named executive officers who exercised options during 2001 or who had unexercised options at December 31, 2001:


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                             NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING                 VALUE OF
                                                                             UNEXERCISED             UNEXERCISED IN-
                                                                          OPTIONS AT FISCAL         THE-MONEY OPTIONS
                                                                              YEAR END             AT FISCAL YEAR END
                              SHARES ACQUIRED                               (EXERCISABLE/             (EXERCISABLE/
           NAME                 ON EXERCISE         VALUE REALIZED         UNEXERCISABLE)          UNEXERCISABLE)(1)
           ----               ---------------       --------------         -------------           -------------------
Dina Dwyer-Owens                    ----                 ----                5,000 / -0-              $15,375 / $0
Robert Tunmire                      ----                 ----               100,000 / -0-             $245,000 / $0
Thomas J. Buckley                   ----                 ----              66,164 / 55,041         $201,908 / $156,482
Michael Bidwell                     ----                 ----              72,400 / 23,600         $173,397 / $67,783


-----------------------------

(1) The closing price of the Common Stock on December 31, 2001 was $4.95 per share.




                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2001, certain information regarding the beneficial ownership of Common Stock by (i) each of named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:


                                                                          BENEFICIAL OWNERSHIP(1)

NAME AND ADDRESS OF BENEFICIAL OWNER                                   NUMBER OF SHARES   PERCENT(2)
------------------------------------                                   ----------------   -----------
Dwyer Investments, Ltd.(4)                                                 3,800,706         54.3%
Donald J. Dwyer Family Trust(4)                                              115,659          1.7%
Theresa Dwyer(3)(5)(6)(7)                                                  4,305,853         61.5%
Donald J. Dwyer, Jr.(3)(7)(8)(9)                                             685,422          9.8%
Dina Dwyer-Owens(3)(8)(10)                                                   569,191          8.1%
Robert Tunmire (3)(8)(11)                                                    683,934          9.6%
Deborah Wright-Hood(3)(8)                                                    562,460          8.0%
Thomas Buckley(3)(12)                                                        101,864          1.4%
John Hayes(13)                                                                45,386            *
James Sirbasku(14)                                                            25,000            *
Donald E. Latin(15)                                                           21,500            *
Michael Bidwell(3)(16)                                                       114,145          1.6%
Darren Dwyer(3)(8)                                                           533,391          7.6%
Douglas Dwyer(3)(8)                                                          550,773          7.9%
Donna Dwyer-Van Zandt(3)(8)                                                  560,055          8.0%
Renaissance Capital Growth & Income Fund III(17)                             675,000          9.6%
All officers and directors as a group (nine persons)(5)(6)(18)             4,804,005         64.5%

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

(4) Mr. Dwyer, former Chairman of the Board, President and CEO of the Company, died December 4, 1994. On April 10, 1997, his Estate distributed 4,077,501 shares of Common Stock beneficially owned by the Estate to Ms. Theresa Dwyer with the remaining 115,423 shares distributed to the Donald J. Dwyer Family Trust (the "Trust), of which Ms. Theresa Dwyer and Mr. Donald Dwyer, Jr. are Co-Trustees. On September 4, 1997, Ms. Theresa Dwyer contributed 3,899,182 beneficially owned shares, and the Trust contributed 115,092 beneficially owned shares, to Dwyer Investments, Ltd. (the "Partnership") in exchange for equity interests. On April 10, 1998, Ms. Dwyer sold 13.3% limited partnership interests in the Partnership to The Donald J. Dwyer, Jr. GST Trust, The Donna Dwyer-Van Zandt GST Trust, The Deborah Wright-Hood GST Trust, The Dina Dwyer-Owens GST Trust, The Darren Dwyer GST Trust, The Douglas Dwyer GST Trust, (each individual is trustee of their generation-skipping trusts), and to Mr. Robert Tunmire, individually, each acquiring a 13.3% limited partnership interest. Ms. Dwyer, as managing partner, has sole dispositive power over the stock owned by the Partnership. The principal address for the Partnership and the Trust is c/o the Company, 1010 N. University Parks Drive, Waco, Texas, 76707.

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

(9) Includes 5,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(10) Includes 5,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(11) Includes 100,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(12) Includes 71,864 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan and 30,000 warrants purchased from an unrelated third party in 2000.

(13) Includes 45,136 shares of Common Stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Hayes. The principal business address of Mr. Hayes is 6612 Dupper Court, Dallas, Texas 75252.

(14) Includes 20,000 shares of Common stock now exercisable or exercisable within 60 days pursuant to options granted Mr. Sirbasku. The principal business address of Mr. Sirbasku is 5205 Lakeshore Drive, Waco, TX 76710.

(15) Includes 11,000 shares of Common Stock now exercisable pursuant to options granted Mr. Latin. The principal business address of Mr. Latin is 3102 Maple Avenue, Suite 450, Dallas, TX 75201.

(16) Includes 72,400 shares of Common Stock now exercisable under an Incentive Stock Option Plan and 30,000 warrants purchased from an unrelated third party in 2000.

(17) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(18) Includes 395,700 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan and 60,000 warrants exercisable by officers of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with its Chair of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates"). Such affiliates are: Dwyer Real Estate ("DRE"), Worldwide Supply, Inc. ("WWS") and Worldwide Refinishing Systems, Inc. ("WWR").

         In April of 2001, the Company purchased its principal executive and administrative facilities (land, buildings and equipment) from Ms. Dwyer for approximately $3.7 million, which equaled the appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at her basis of approximately $2.8 million, with the difference being reflected as a reduction in stockholders' equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. Ms. Dwyer used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt to the Company. The Company is using the excess cash of approximately $1.5 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.

         In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from DRE and WWS. The Company expensed approximately $288,000 for these rents and services in 2001, and $425,000 in 2000.

         The Company recognized income from DRE, WWS and WWR for accounting, legal and administrative services, interest income, product sales commissions, rent, and management fees of approximately $479,000 in 2001, and $612,000 in 2000. In addition, from time-to-time, the Company and the Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of the Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         The Company paid Don Latin, an independent director, approximately $33,000 in 2001 and $31,000 in 2000 for consulting services. In addition, John Hayes, another independent director provides consulting services regarding public relations, marketing and special projects to the Company. The Company paid approximately $108,000 and $113,000, in 2001 and 2000, respectively, for these services.

         At December 31, 2001 and 2000, the Company had accounts, interest and notes receivable from related parties totaling approximately $490,000 and $2,679,000, respectively, the majority of which was due from WWS, WWR, and Don Dwyer Estate. Ms. Dwyer has guaranteed payment of all amounts due from these affiliates.

         Dina Dwyer-Owens, Deborah Wright-Hood, Donald J. Dwyer, Jr., Darren Dwyer, Douglas Dwyer, and Donna Dwyer-Van Zandt are the children of Ms. Dwyer and the late founder, Donald J. Dwyer, Sr.

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

    10.64 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.(14)

    10.65 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Mike Bidwell for 16,000 shares of the Company's Common Stock.(14)

    10.66 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(14)

    10.67 Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Tom Buckley for 10,000 shares of the Company's Common Stock.(14)

    10.68 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Tom Buckley for 2,000 shares of the Company's Common Stock.(14)

    10.69 Form of Stock Option Agreement dated January 27, 2000 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock.(15)

    10.70 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock.(15)

    10.71 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.(15)

    10.72 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(15)

    10.73* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.(16)

    10.74* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.(16)

    10.75* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(16)

    10.76* Form of Stock Option Agreement dated October 30, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's Common Stock.(16)

    10.77* Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(16)

    10.78* Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(16)

    10.79* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's Common Stock.(16)

    10.80* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Tom Buckley for 25,000 shares of the Company's Common Stock.(16)

    10.81* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock.(16)

    10.82* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and John Hayes for 5,000 shares of the Company's Common Stock.(16)

    10.83* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock.(16)

    10.84* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock.(16)

    21.1*     List of Subsidiaries

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

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).

(15) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000 (SEC File No. 0-15227).

--------------------------

(b)      Reports on Form 8-K

         (1)      None

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 15th day of March, 2002.


                              The Dwyer Group, Inc.


                              By:       /s/ Thomas J. Buckley
                                       ------------------------
                                       Thomas J. Buckley, Vice President,
                                       Chief Financial Officer and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                         Title                                       Date
----------                         -----                                       ----
/s/ Theresa Dwyer                  Chair of the Board                          March 15, 2002
---------------------------        of Directors and Director
Theresa Dwyer

/s/ Dina Dwyer-Owens               President and Chief                         March 15, 2002
---------------------------        Executive Officer
Dina Dwyer-Owens                   (Principal Executive Officer)

/s/ Robert Tunmire                 Executive Vice President                    March 15, 2002
---------------------------        and Director
Robert Tunmire

/s/ Thomas J. Buckley              Vice President, Chief                       March 15, 2002
---------------------------        Financial Officer and Treasurer
Thomas J. Buckley                  (Principal Financial and Accounting
                                   Officer)

/s/ James Sirbasku                 Director                                    March 15, 2002
---------------------------
James Sirbasku

/s/ Donald J. Dwyer, Jr.           Director                                    March 15, 2002
---------------------------
Donald J. Dwyer, Jr.

/s/ John P. Hayes                  Director                                    March 15, 2002
---------------------------
John P. Hayes

/s/ Donald E. Latin                Director                                    March 15, 2002
---------------------------
Donald E. Latin

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Certified Public
Accountants..................................................................30

Consolidated Balance Sheets as of December 31, 2001 and 2000............31 - 32

Consolidated Statements of Income for the years ended December 31, 2001 and 2000.....................................................................33

Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the years ended December 31, 2001 and 2000...............................34

Consolidated Statements of Cash Flows for the years ended December 31,
2001 and 2000................................................................35

Notes to Consolidated Financial
Statements..............................................................36 - 50

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
The Dwyer Group, Inc.
Waco, Texas


We have audited the accompanying consolidated balance sheets of The Dwyer Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.







BDO SEIDMAN, LLP
Dallas, Texas
February 25, 2002

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                       -------------------------
                                                                           2001         2000
                                                                       -----------   -----------
CURRENT ASSETS:
       Cash and cash equivalents                                       $   790,151   $   146,852
       Marketable securities, available-for-sale                           548,089       493,684
       Trade accounts receivable, net of allowance for doubtful
             accounts of $471,621 and $506,143, respectively             1,836,643     1,958,441
       Accounts receivable from related parties                            323,507       355,929
       Accrued interest receivable, including amounts due from
             related parties of $131,613 at December 31, 2000               48,960       175,740
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $68,600 and $63,360, respectively      1,718,505     1,520,605
       Inventories                                                          81,702        97,369
       Prepaid expenses                                                    360,617       201,292
       Federal income tax receivable                                         8,017       330,252
       Notes receivable from related parties, current portion              188,349       289,022
                                                                       -----------   -----------

          TOTAL CURRENT ASSETS                                           5,904,540     5,569,186

PROPERTY AND EQUIPMENT, at cost, net                                     3,592,162       981,185

NOTES AND ACCOUNTS RECEIVABLE FROM RELATED PARTIES                          85,925     1,902,366

TRADE NOTES RECEIVABLE, net of allowance for doubtful notes of
             $1,107,201 and $884,403, respectively                       5,198,414     4,638,259

GOODWILL, net                                                            5,030,081     5,218,794

PURCHASED FRANCHISE RIGHTS, net                                          3,441,492     4,242,015

COVENANT NOT TO COMPETE, net                                                31,661        51,661

NET DEFERRED TAX ASSET                                                     662,097       611,551

OTHER ASSETS                                                               600,090       360,183
                                                                       -----------   -----------

TOTAL ASSETS                                                           $24,546,462   $23,575,200
                                                                       ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
CURRENT LIABILITIES:
       Accounts payable, trade                                                    $    464,074    $    432,390
       Accrued liabilities                                                           1,704,637       1,387,248
       Deferred franchise sales revenue                                                245,085         341,311
       Litigation reserves                                                             129,500         345,501
       Federal income tax payable                                                        8,220         560,775
       Current maturities of long-term debt                                          1,309,711       1,665,948
                                                                                  ------------    ------------

          TOTAL CURRENT LIABILITIES                                                  3,861,227       4,733,173

LONG-TERM DEBT, less current maturities                                              3,257,344       2,727,190

DEFERRED FRANCHISE SALES REVENUE                                                       163,309         227,766
                                                                                  ------------    ------------

TOTAL LIABILITIES                                                                    7,281,880       7,688,129

Commitments and contingencies

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value - 500,000 shares authorized,
               none outstanding                                                             --              --
       Common stock, $.10 par value - 15,000,000 shares authorized;
               7,645,185 issued and 6,997,931 outstanding in both 2001 and 2000        764,519         764,519
       Additional paid-in capital                                                    9,257,888      10,193,855
       Retained earnings                                                             8,523,364       6,185,086
       Accumulated other comprehensive loss                                            (71,037)        (46,237)
       Treasury stock, at cost, 647,254 shares in 2001 and 2000                     (1,210,152)     (1,210,152)
                                                                                  ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                          17,264,582      15,887,071
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 24,546,462    $ 23,575,200
                                                                                  ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                  2001             2000
                                               ------------    ------------
REVENUES AND INCOME:
     Royalties                                 $ 12,891,657    $ 11,392,596
     Franchise fees                               4,557,359       4,421,977
     Sales of products and services               3,409,058       2,142,354
     Interest                                       748,331         694,740
     Gain on sale of investments                    112,270              --
     Other                                          645,902         566,271
                                               ------------    ------------
        TOTAL REVENUES AND INCOME                22,364,577      19,217,938
                                               ------------    ------------

COSTS AND EXPENSES:
     General, administrative and selling         14,197,261      13,185,138
     Costs of product and service sales           2,832,089       1,821,744
     Depreciation and amortization                1,461,160       1,369,830
     Interest                                       445,152         310,802
                                               ------------    ------------
        TOTAL COSTS AND EXPENSES                 18,935,662      16,687,514
                                               ------------    ------------

Income before income taxes                        3,428,915       2,530,424
Income tax expense                               (1,090,637)       (477,159)
                                               ------------    ------------

NET INCOME                                     $  2,338,278    $  2,053,265
                                               ============    ============


EARNINGS PER SHARE - BASIC                     $       0.33    $       0.29
                                               ============    ============

EARNINGS PER SHARE - DILUTED                   $       0.33    $       0.29
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES                    6,997,931       6,999,939
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                   7,180,199       7,123,025
                                               ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                    COMPREHENSIVE
                                                                  STOCKHOLDERS' EQUITY                 INCOME
                                                              -----------------------------   -----------------------------
                                                                SHARES           DOLLARS        2000               2001
                                                              ----------       ------------   ----------       ------------
COMMON STOCK
     Balance at January 1, 2000 and 2001                       7,645,185       $    764,519
        Issuance of common stock
                                                              ----------       ------------
     Balance at December 31, 2000 and 2001                     7,645,185       $    764,519
                                                              ==========       ============

ADDITIONAL PAID-IN CAPITAL
     Balance at January 1, 2000                                                $ 10,183,855
        Issuance of stock                                                                --
        Issuance of warrants                                                         10,000
                                                                               ------------
     Balance at December 31, 2000                                                10,193,855
       Purchase of facilities from related party                                   (935,967)
                                                                               ------------
     Balance at December 31, 2001                                              $  9,257,888
                                                                               ============

RETAINED EARNINGS
     Balance at January 1, 2000                                                $  4,131,821
        Net income                                                                2,053,265       $2,053,265
                                                                               ------------
     Balance at December 31, 2000                                                 6,185,086
        Net income                                                                2,338,278                        $2,338,278
                                                                                -----------
     Balance at December 31, 2001                                               $ 8,523,364
                                                                                ===========

ACCUMULATED OTHER COMPREHENSIVE LOSS
     Balance at January 1, 2000                                                 $  (130,052)
        Increase in carrying value of investments
             (net of tax expense of $4,670)                                           9,066            9,066
        Reclassification adjustment for loss included in                             86,460           86,460
            net income (net of tax benefit of $44,540)
        Foreign currency translation adjustment                                     (11,711)         (11,711)
                                                                                -----------
     Balance at December 31, 2000                                                   (46,237)
                                                                                -----------
        Increase in carrying value of investments
             (net of tax expense of $1,392)                                           2,702                             2,702
        Foreign currency translation adjustment                                     (27,502)                          (27,502)
                                                                                -----------
     Balance at December 31, 2001                                               $   (71,037)
                                                                                ===========

TREASURY STOCK
     Balance at January 1, 2000                                 (639,271)      $ (1,190,686)
        Purchase of treasury stock                                (7,983)           (19,466)
                                                              ----------       ------------
     Balance at December 31, 2000 and 2001                      (647,254)      $ (1,210,152)
                                                              ==========       ============

TOTAL STOCKHOLDERS' EQUITY                                     6,997,931       $ 17,264,582
                                                              ==========       ============      -----------      -----------

TOTAL COMPREHENSIVE INCOME                                                                       $ 2,137,080      $ 2,313,478
                                                                                                 ===========      ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                                     2001           2000
                                                                  -----------    -----------
Operating activities:
     Net income                                                   $ 2,338,278    $ 2,053,265
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                               1,461,160      1,369,830
        Gain on sale of securities                                   (112,270)            --
        Change in reserve for doubtful accounts                       480,300        380,645
        Notes received for franchise sales                         (2,944,821)    (3,241,739)
        Change in deferred tax asset                                  (50,546)      (312,538)
        Other adjustments                                             (42,735)        80,286
    Changes in assets and liabilities:
        Accounts and interest receivable                              248,578     (1,070,281)
        Net change in receivables / payables to related parties        32,422       (300,348)
        Inventories                                                    15,667        (65,590)
        Prepaid expenses                                             (159,325)       (16,713)
        Federal income tax receivable                                 322,235        (28,673)
        Accrued interest payable                                      103,646             --
        Accounts payable and accrued liabilities                     (523,129)       504,940
        Deferred franchise sales revenue                             (160,683)       (57,073)
        Other                                                          (1,389)        26,263
                                                                  -----------    -----------
  Net cash provided by (used in) operating activities               1,007,388       (677,186)
                                                                  -----------    -----------

Investing activities:
    Collections on notes receivable                                 1,707,371      1,449,585
    Proceeds from sale of assets                                           --          1,956
    Purchases of property and equipment                            (3,965,023)      (325,716)
    Purchases of franchise rights                                     (46,367)      (481,449)
    Acquisition of other assets                                      (292,004)      (102,955)
    Purchase of marketable securities                                 (18,359)       (22,163)
    Proceeds from sale of marketable securities                       159,262        406,833
    Loans to related parties                                               --       (329,810)
    Collections on notes receivable from related parties            1,917,114        112,298
                                                                  -----------    -----------
  Net cash provided by (used in) investing activities                (538,006)       708,579
                                                                  -----------    -----------

Financing activities:
    Purchases of treasury stock                                            --        (19,466)
    Proceeds from borrowings                                        2,852,800      1,103,502
    Payments on borrowings                                         (2,678,883)    (1,524,960)
                                                                  -----------    -----------
  Net cash provided by (used in) financing activities                 173,917       (440,924)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  643,299       (409,531)
Cash and cash equivalents, beginning of period                        146,852        556,383
                                                                  -----------    -----------

Cash and cash equivalents, end of period                          $   790,151    $   146,852
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

         The Company provides a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns six such businesses, which have an aggregate of over 750 franchises located in the United States and Canada, and through their master licensees, approximately 250 franchisees in 16 other foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to the Company's franchise opportunities because of the depth of the Company's support services, the commitment of the Company to its mission and vision statements and the established reputation of its management team.

         In 2001 and 2000, the Company operated its businesses through the following wholly owned subsidiaries:

         o Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter,"(R)with 205 franchise operations in the United States and Canada, and, through master licensees, 67 franchises in six other countries. In 2001, Mr. Rooter accounted for approximately 31.9% of the Company's consolidated revenues.

         o        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning and dyeing, air duct cleaning, and smoke, fire and water restoration services, with 278 franchises in the United States and Canada and, through master franchise licensees, 150 franchise operations in nine other countries. In 2001, Rainbow accounted for approximately 15.1% of the Company's consolidated revenues.

         o Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). Mr. Electric has 107 franchises in the United States and Canada, and through master licensees, 26 franchise operations in two other countries. In 2001, Mr. Electric accounted for approximately 9.0% of the Company's consolidated revenues.

         o Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark Aire Serv(R) and has 62 franchises in the United States and Canada, and through master licensees, seven franchises in two other countries. In 2001, Aire Serv accounted for approximately 6.1% of the Company's consolidated revenues.

         o Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of businesses relating to service and repair of appliances (both residential and commercial). Mr. Appliance(R)has 38 franchises in the United States. In 2001, Mr. Appliance accounted for approximately 1.7% of the Company's consolidated revenues.

         o Synergistic International, Inc., which was incorporated in July 1998, is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass. The Company purchased the concept in July 1998, from an unrelated third party. Glass Doctor has 82 franchisees, all in the United States. In 2001, Glass Doctor accounted for approximately 14.3% of the Company's consolidated revenues.

         o The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24 hour emergency service needs. The order is filled through the Company's network of franchisees or qualified subcontractors. In 2001, National Accounts accounted for approximately 14.8% of the Company's consolidated revenues.

         o The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January of 1998, in order to market and service certain of the Company's franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric, Rainbow and Aire Serv. In 2001, TDG Canada accounted for approximately 3.0% of the Company's consolidated revenues.

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

C.       Property and Equipment

         Property and equipment is stated at cost less accumulated depreciation, excluding the facilities purchased from a related party (see Note 9), which was recorded at the affiliate's basis. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty years. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of property capitalized under capital leases is included with depreciation expense.

         The Company reviews the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that such carrying value may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. There was no such impairment recorded in 2001 or 2000.





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

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

                                        FOR THE YEAR ENDED DECEMBER 31, 2001
                                      ---------------------------------------
                                      Net Income       Shares      Per Share
                                      (Numerator)    (Denominator)   Amount
                                      -----------   ------------  -----------
Basic EPS                             $ 2,338,278     6,997,931   $       .33
                                      ===========                 ===========

Effect of dilutive
     warrants and options                               182,268
                                                    -----------

Diluted EPS                           $ 2,338,278     7,180,199   $       .33
                                      ===========   ===========   ===========

                                       FOR THE YEAR ENDED DECEMBER 31, 2000
                                      -------------------------------------
                                      Net Income     Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                      ----------- ------------  -----------

Basic EPS                             $2,053,265    6,999,939   $      .29
                                      ==========                ==========

Effect of dilutive
     warrants and options                             123,086
                                                   ----------

Diluted EPS                           $2,053,265    7,123,025   $      .29
                                      ==========   ==========   ==========

         Options and warrants to purchase 125,000 and 450,575 shares of common stock were outstanding at year end 2001 and 2000, respectively, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

E.       Cash and Cash Equivalents

         The Company considers all cash and highly liquid investments purchased with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Cash equivalents includes, but is not limited to, money market funds of $161,920 at December 31, 2001 and $28,332 at December 31, 2000.

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

H.       Goodwill and Covenant Not to Compete

         Goodwill, which is the excess of the cost of acquiring Glass Doctor over the fair value of the net assets acquired, is being amortized on a straight-line basis over the expected period to be benefited, which is 30 years. It is the Company's policy to evaluate the carrying amount of goodwill based on such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows, undiscounted and without interest, would be less than the carrying amount. An impairment loss would be recorded in the period in which such determination is made based on the fair value of the business. There was no such impairment recorded in 2001 or 2000. Glass Doctor was acquired in July of 1998. Amortization expense was $189,268 in 2000 and 2001. Accumulated amortization totaled $647,962 at December 31, 2001.

         In connection with the Glass Doctor acquisition, the Company also recorded $100,000 as the value of a covenant not to compete. This amount is being amortized over five years, the life of the agreement. Amortization expense was $20,000 in 2001 and 2000. Accumulated amortization totaled $68,334 at December 31, 2001.

J.       Purchased Franchise Rights and Other Intangible Assets

         The Company, from time-to-time, has repurchased regional franchise rights. Regional franchise repurchases are recorded at the lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. Periodically, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if an impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis would be performed and an impairment loss would be recorded. There was no such impairment recorded in 2001 or 2000. The Company had an investment of $3,441,492 and $4,242,015 in purchased franchise rights at December 31, 2001 and 2000, respectively. Accumulated amortization totaled $1,891,859 at December 31, 2001.

         The costs of purchased franchise rights are amortized using the straight-line method over their estimated lives of five to seven years. The costs of other intangible assets, primarily patents and trademarks, are amortized over fifteen years.

K.       Marketable Securities

         Marketable securities, available-for-sale are carried at fair value, with unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss) in stockholders' equity. The increase or decrease in such gains or losses in a given year is reported as comprehensive income or loss. Realized gains and losses are included in income or loss.

         At December 31, 2001 and 2000, the amortized cost and estimated fair values of marketable securities are shown below.

                      DECEMBER 31, 2001
--------------------------------------------------------------
    AMORTIZED          NET UNREALIZED        ESTIMATED FAIR
       COST                 GAINS                VALUE
    $ 547,718               $ 371              $ 548,089

                      DECEMBER 31, 2000
--------------------------------------------------------------
     AMORTIZED          NET UNREALIZED       ESTIMATED FAIR
       COST                 LOSSES               VALUE
     $ 497,406              $3,722             $ 493,684

         During 2001, the Company purchased marketable securities at a cost of $18,359 and sold marketable securities receiving proceeds of $159,262. At December 31, 2001, the estimated fair value of marketable securities was comprised of $211,188 in U.S. Treasury bills and $336,901 in common stocks and mutual funds. At December 31, 2000, the estimated fair value of marketable securities was comprised of $207,281 in U.S. Treasury bills and $286,403 in common stock and mutual funds.

L.       Use of Estimates

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

M.       New Accounting Standards

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

         SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

         SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for financial years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

         The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $5,030,081. Amortization expense during the year of 2001 was $189,268. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

B.       Common Stock

         Treasury Stock

         During 2000, the Company repurchased 7,983 shares of stock at a cost of $19,466, resulting in a total of 647,254 shares of treasury stock at a cost of $1,210,152 as of December 31, 2001.

C.       Warrants and Non-Employee Stock Options

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

         In 2000, the Company also agreed to issue 46,500 warrants to purchase the Company's Common Stock to a nonaffiliated third party in connection with an investor relations contract. Such warrants were issued in the first quarter of 2001 at an exercise price of $3.18 per share. The warrants expire in 2010.

         The Company accounts for warrants based on their fair value at the time an agreement is made to issue said warrants.

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

         Under the Plan, the Company is authorized to issue up to 850,000 shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options not qualified under Section 422 of the Code. Awards may be granted to selected employees, directors or consultants of the Company or any subsidiary. In 2001 and 2000, the Company granted both incentive stock options and nonqualified stock options.

         Employee Stock Options

         The Company granted a total of 153,875 and 58,750 awards in the form of incentive stock options and nonqualified stock options under the Plan in 2001 and 2000, respectively. Under the Plan, the options granted have contractual terms of 10 years. The incentive options granted generally vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. All options granted have an exercise price that is equal to or greater than the fair market value of a share of common stock on the grant date.

         A summary of the status of the Company's stock options as of December 31, 2001 and 2000, and the changes during the years ended on those dates is presented below.

                                                      2001                         2000
                                                   -----------                  -----------
                                            # of Shares   Weighted      # of Shares     Weighted
                                            Underlying    Average       Underlying       Average
                                              Options  Exercise Prices    Options     Exercise Prices
                                            ---------- ---------------  ------------  ---------------
Outstanding at beginning of year              609,375      $2.30          598,125        $2.29
Granted                                       153,875      $2.42           58,750        $2.55
Exercised                                          --        N/A               --          N/A
Forfeited                                      (3,000)     $2.87          (42,500)       $2.54
Expired                                       (40,000)     $4.06           (5,000)       $3.00
                                              -------                     -------
Outstanding at end of year                    720,250      $2.22          609,375        $2.30
                                              =======                     =======
Exercisable at end of year                    390,450      $2.20          340,175        $2.48
                                              =======                     =======

                                                                              2001                          2000
                                                                              ----                          ----
        Weighted-average grant date fair value of all options
               granted during the year                                        $1.79                         $1.90

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001 and 2000: dividend yield of 0%; risk-free interest rates are different for each grant and range from 5.21% to 6.98%; and the expected lives of options are from
         2.5 to 6 years. Volatility of 2000 and 2001 grants was 59%.

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                             ----------------------------------------------             --------------------------------
                                              Wgtd. Avg.
           Range of            Number          Remaining       Wgtd. Avg.                  Number           Wgtd. Avg.
        Exercise Prices      Outstanding      Contr. Life    Exercise Price             Exercisable       Exercise Price
        ---------------      -----------      -----------    --------------             -----------       --------------
        $1.81 to $2.50         634,250         6.3 years        $2.10                      361,500             $2.11
        $2.51 to $3.75          86,000         7.6 years        $3.08                       28,950             $3.41
                               -------                                                     -------
                               720,250                                                     390,450
                               =======                                                     =======

       Pro Forma Net Income and Earnings Per Common Share

       Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per common share for 2001 and 2000 would approximate the pro forma amounts below:

                                                           2001                                  2000
                                                       ------------                           ------------
                                             AS REPORTED          PRO FORMA          AS REPORTED        PRO FORMA
                                             -----------          ---------          -----------        ---------
      SFAS 123 Charge                             ---              $116,000             ---              $91,000
      Net Income                              $2,338,000          $2,222,000         $2,053,000         $1,962,000
      Basic Earnings Per Share                   $.33                $.31               $.29               $.28
      Diluted Earnings Per Share                 $.33                $.30               $.29               $.28

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

NOTE 3. TRADE NOTES RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

         The Company receives notes from the sale of new franchises which are generally collateralized by the rights to the related franchise territory sold, and bear interest at the approximate market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31, is as follows:


                                                                                2001            2000
                                                                             ----------      ----------
Amounts due within one year, net of allowance for doubtful
      accounts of $68,600 and $63,360 in 2001 and 2000, respectively         $1,718,505      $1,520,605
Amounts due after one year, net of allowance for doubtful accounts
     of $1,107,201 and $884,403 in 2001 and 2000, respectively                5,198,414       4,638,259
                                                                             ----------      ----------

Total notes receivable                                                       $6,916,919      $6,158,864
                                                                             ==========      ==========

         Activity in the allowance for doubtful accounts was as follows:

                                                2001           2000
                                            -----------    -----------
Balance, January 1                          $   947,763    $   928,520
Provision for doubtful accounts                 433,032        519,554
Write-offs                                     (204,994)      (500,311)
                                            -----------    -----------
Balance, December 31                        $ 1,175,801    $   947,763
                                            ===========    ===========

         At December 31, 2001 and 2000, the amounts of deferred revenue from franchise sales were $408,394 and $569,077, respectively. Fees from franchise sales accounted for by the installment method are collectible in the years 2002 through 2007.

         At December 31, 2001, interest rates on trade notes receivable ranged from 6% to 12%.

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

         In 2001, the Company purchased franchise rights from a non-affiliated third party. The total purchase price of approximately $46,000 was capitalized as Purchased Franchise Rights, all of which was paid for in cash.

NOTE 5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:

                                                   DECEMBER 31, 2001                       DECEMBER 31, 2000
                                                   -----------------                       -----------------
                                             CARRYING                               CARRYING
                                              AMOUNT            FAIR VALUE           AMOUNT            FAIR VALUE
                                              ------            ----------           ------            ----------
     Trade notes receivable                 $6,916,919          $6,849,996         $6,158,864          $6,106,694
     Notes payable                          $4,567,055          $4,538,444         $4,393,138          $4,364,002

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

NOTE 6.    PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                                    2001         2000
                                                 ----------   ----------
       Land                                      $  814,631   $   57,159
       Building and improvements                  2,018,024      184,131
       Machinery and equipment                    2,490,756    2,153,531
       Furniture and fixtures                       312,740      212,869
                                                 ----------   ----------
                                                  5,636,151    2,607,690
       Less accumulated depreciation              2,043,989    1,626,505
                                                 ----------   ----------
                                                 $3,592,162   $  981,185
                                                 ==========   ==========

Depreciation expense for the years ended December 31, 2001 and 2000 was $417,871 and $378,859, respectively.

NOTE 7.    INCOME TAXES

         Federal income tax expense/benefit for the years ended December 31, 2001 and 2000 was as follows:

                                                              2001           2000
                                                          -----------    -----------
               Current domestic tax expense               $ 1,182,266    $ 1,166,030
               Current foreign tax expense                     86,154         61,665
               Deferred tax expense (benefit)                (177,783)      (750,536)
                                                          -----------    -----------

               Total tax expense                          $ 1,090,637    $   477,159
                                                          ===========    ===========

         A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 2001 and 2000:

                                                            2001                       2000
                                                          ---------                 ---------
                                                    AMOUNT       AMOUNT        AMOUNT        AMOUNT
                                                 -----------    --------     -----------    --------
Federal income tax at statutory rate             $ 1,165,831          34%    $   860,297          34%
Reduction in valuation allowance                    (339,611)        (10)%      (438,000)        (17)%
State & foreign taxes                                 18,945           1%         10,659           1%
Other permanent differences                          245,472           7%         44,203           2%
                                                 -----------    --------     -----------    --------
Total tax expense                                $ 1,090,637          32%    $   477,159          20%
                                                 ===========    ========     ===========    ========

         U.S. and international components of income before income taxes were:

                                                 DECEMBER 31,
                                              2001         2000
                                           ----------   ----------
U.S.                                       $2,535,557   $2,058,506
International                                 893,358      471,918
                                           ----------   ----------
Income before income taxes                 $3,428,915   $2,530,424
                                           ==========   ==========

         The components of deferred income tax assets and liabilities at December 31, 2001 and 2000 were as follows:

                                                          2001           2000
                                                       -----------    -----------
        Deferred tax liabilities:
           Accelerated depreciation and amortization   $   (98,977)   $  (148,872)
           Intangible assets
           Patents and trademarks                         (224,491)      (151,963)
                                                            (4,634)        (5,617)
                                                       -----------    -----------
        Total deferred tax liabilities                    (328,102)      (306,452)
                                                       -----------    -----------

        Deferred tax assets:
           Franchise agreements                            266,669        128,691
           Minimum tax credits                                  --        369,566
           Reserves                                        599,409        663,536
           Deferred fees                                    78,698         95,821
           Other                                            45,423             --
                                                       -----------    -----------
        Total deferred tax assets                          990,199      1,257,614
        Valuation allowance                                     --       (339,611)
                                                       -----------    -----------
        Net deferred income tax asset                  $   662,097    $   611,551
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

         The Company expects to realize the net asset principally through the implementation of reasonable tax strategies based on future income projections. The valuation allowance as of December 31, 2000 pertained primarily to the minimum tax credits available for carryforward.

         In the fourth quarter of 2000, the Company determined that certain tax credits were available to be applied against taxes incurred for 2000 and prior years. These credits have the effect of reducing overall tax expense by providing a deferred tax benefit in the current year. Such benefit of approximately $142,000 was recorded in the year of 2001.

NOTE 8.    NOTES PAYABLE

The following notes payable were outstanding at December 31, 2001 and 2000. All are unsecured unless otherwise noted.

                                                                                                   2001             2000
                                                                                                ----------       ----------
Variable rate (4.1% at December 31, 2001) mortgage note payable to a bank collateralized by facilities. Monthly payment of $15,900 plus interest, due in installments through February 2006. Note is subject to an interest rate swap agreement. See explanation
below.                                                                                          $2,726,009        $      --

9% note payable to an individual for the purchase of franchise rights, due in monthly
payments of $55,650 including interest, through February 2003.                                     736,968        1,310,112

4.75% note payable to a bank, collateralized by notes receivable due in monthly payments
of $10,347 including interest, through January 2005.                                               329,073          426,662

8% note payable to an individual for the purchase of franchise rights, due in monthly
payments of $8,962 including interest, through September 2005.                                     347,433          423,833

8% note payable to an individual for the purchase of franchise rights.  Remaining
principal due in January 2002.                                                                     200,000          400,000

Notes payable to a finance company under performance guarantees, with interest at
approximately 15%, payable in monthly installments through 2002.                                   152,722          325,186

Note payable to an individual pursuant to the acquisition of Glass Doctor, with interest
at 5.5%.                                                                                                --          815,866

Variable rate (9.5% at December 31, 2000) line of credit with a $500,000 limit, collateralized by notes receivable. Minimum monthly payment equal to interest on the
outstanding balance.  Expires in May 2002.                                                              --          500,000

Other Notes Payable                                                                                 74,850          191,479
                                                                                                ----------       ----------

                                                                                                 4,567,055        4,393,138

Less current portion                                                                             1,309,711        1,665,948
                                                                                                ----------       ----------

Notes payable - long term                                                                       $3,257,344       $2,727,190
                                                                                                ==========       ==========

         Maturities of notes payable are as follows:

                  2002                     $1,309,711
                  2003                        590,421
                  2004                        492,970
                  2005                        353,947
                  2006                      1,805,156
                  2007 and beyond              14,850
                                           ----------
                                           $4,567,055
                                           ==========

         During April of 2001, the Company entered into an interest rate swap agreement ("SWAP") to effectively limit exposures to interest rate movements on cash flows. The SWAP effectively converts a floating interest rate on the $2.7 million mortgage note described above, to a fixed rate instrument. The SWAP was entered into for the same period as the note and settles monthly. Changes in the SWAP's fair value is recognized in earnings as an adjustment to interest expense, with the fair value of the SWAP recorded on the balance sheet as either an accrued liability or other asset. Due to the recent declines in interest rates, the exposure on the SWAP as of December 31, 2001 was $103,646. This amount also represents the amount of additional interest expense recorded for the nine months ended December 31, 2001. The SWAP does not qualify for hedge accounting as defined under SFAS 133 ("Accounting for Derivative Instruments and Hedge Accounting").

NOTE 9.    RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with its Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates").

         In April of 2001, the Company purchased its principal executive and administrative facilities (land, buildings and equipment) from Ms. Dwyer for approximately $3.7 million, which equaled the appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at her basis of approximately $2.8 million, with the difference being reflected as a reduction in stockholders' equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. Ms. Dwyer used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt to the Company. The Company is using the excess cash of approximately $1.5 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.

         In addition to rent, the Company receives repairs and maintenance, promotional materials and other services from Affiliates. The Company expensed approximately $288,000 for these rents and services in 2001, and $425,000 in 2000.

         The Company recognized income from Affiliates for accounting, legal and administrative services, interest income, product sales commissions and management fees of approximately $479,000 in 2001, and $612,000 in 2000. In addition, from time-to-time, the Company and its Affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in the Company's financial statements as accounts receivable or payable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of the Company and one or more of its Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         The Company paid an independent director approximately $33,000 in 2001 and $31,000 in 2000, for consulting services. In addition, another independent director provides consulting services regarding public relations, marketing and special projects to the Company. The Company paid approximately $108,000 and $113,000, in 2001 and 2000, respectively, for these services.

         At December 31, 2001 and 2000, the Company had accounts, interest and notes receivable from related parties totaling approximately $490,000 and $2,670,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

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

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10 million. As of December 31, 2001, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $107,000. Pursuant to the terms of the agreement, the Company is liable for such franchisee indebtedness in the event a default occurs and the Company has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. The Company also has the option of substituting its notes receivable from franchisees of equal or greater value. During 2001 and 2000, the Company did not exchange any such notes. Approximately $128,000 and $78,000 was paid to SunTrust during 2001 and 2000, respectively, representing monthly installments on behalf of franchisees in default. The Company establishes appropriate reserves based on the payment history of the franchisees. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet Phoenix's qualifications. Phoenix agreed to provide up to $3 million in debt financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. The Company receives from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then the Company, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. The Company paid approximately $60,000 and $74,000 on such delinquent notes in 2001 and 2000, respectively. At December 31, 2001, the Company was contingently liable for approximately $234,000, relating to such notes. In 1998, management discontinued the practice of guaranteeing franchisee notes to third parties.

NOTE 11.    EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. In 2001 and 2000, the Company matched 10% of the employees contributions, with a maximum of $200 per employee. In 2001 the Company contributed $6,349 compared to $7,685 in 2000. Each year the Board of Directors will determine the amount of any Company contribution based upon the Company's profitability.

NOTE 12.    LITIGATION

         The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $129,500 as of December 31, 2001. The Company has accrued for this amount at that date.

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

         Information by business segment is set forth below:

                                                  2001           2000
                                              ------------   ------------
         Revenues:
            Franchising                       $ 19,053,795   $ 17,132,838
            National Accounts                    3,310,782      2,085,100
                                              ------------   ------------

               Total                          $ 22,364,577   $ 19,217,938
                                              ============   ============

         Operating Income (Loss):
            Franchising                       $  3,403,749   $  2,610,517
            National Accounts                       25,166        (80,093)
                                              ------------   ------------

               Total                          $  3,428,915   $  2,530,424
                                              ============   ============

                                                         NATIONAL
                                          FRANCHISING    ACCOUNTS     TOTAL
                                          -----------    --------  -----------
2001:
Identifiable assets                       $24,043,622   $502,840   $24,546,462
Depreciation and amortization             $ 1,457,313   $  3,847   $ 1,461,160
Net capital expenditures                  $ 3,957,852   $  7,171   $ 3,965,023
Purchases of franchise rights             $    46,367   $     --   $    46,367

                                                         NATIONAL
                                          FRANCHISING    ACCOUNTS     TOTAL
                                          -----------    --------  -----------
2000:
Identifiable assets                       $23,270,950   $304,250   $23,575,200
Depreciation and amortization             $ 1,367,463   $  2,367   $ 1,369,830
Net capital expenditures                  $   324,481   $  1,235   $   325,716
Purchases of franchise rights             $ 2,692,738   $     --   $ 2,692,738

         All of the Company's interest income and interest expense is associated with Franchising.

(B)      Revenues from Foreign Operations

                                        2001          2000
                                    -----------   -----------
United States                       $20,996,499   $18,241,440
Canada                                  674,137       505,580
Other foreign countries                 693,941       470,918
                                    -----------   -----------
   Total                            $22,364,577   $19,217,938
                                    ===========   ===========

         All of the Company's long-lived assets are associated with United States and Canadian operations.

NOTE 14.    SUPPLEMENTAL CASH FLOW

                                                           2001         2000
                                                        ----------   ----------
Cash paid for interest                                  $  341,506   $  310,260
Cash paid for income taxes                              $1,733,613   $  200,000
Notes and warrants issued and debt forgiven
    for the purchase of franchise rights                $       --   $2,211,000

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss at December 31, 2001 and 2000 were as follows:

                                                            2001        2000
                                                          --------    --------
Foreign currency translation adjustment                   $(66,325)   $(38,823)
Unrealized gain (loss) on available for sale securities     (4,712)     (7,414)
                                                          --------    --------
    Total                                                 $(71,037)   $(46,237)
                                                          ========    ========



                     THIS SECTION LEFT INTENTIONALLY BLANK.

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

    10.69 Form of Stock Option Agreement dated January 27, 2000 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock.(15)

    10.70 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock.(15)

    10.71 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.(15)

    10.72 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(15)

    10.73* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's
              Common Stock.(16)

    10.74* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's
              Common Stock.(16)

    10.75* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's
              Common Stock.(16)

    10.76* Form of Stock Option Agreement dated October 30, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's Common Stock.(16)

    10.77* Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(16)

    10.78* Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock.(16)

    10.79* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's
              Common Stock.(16)

    10.80* Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Tom Buckley for 25,000 shares of the Company's
              Common Stock.(16)

    10.81* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock.(16)

    10.82* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and John Hayes for 5,000 shares of the Company's Common Stock.(16)

    10.83* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock.(16)

    10.84* Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock.(16)

    21.1*     List of Subsidiaries

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