Form 10QSB
period 2002-03-31
DWYER GROUP INC
filed 2002-05-13
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                         -------------


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


            Class                                 Outstanding at April 30, 2002
----------------------------                      -----------------------------
Common stock, $.10 par value                                6,997,931



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes    No  X
                                                                   ---    ---

                              THE DWYER GROUP, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of
                March 31, 2002 (unaudited) and December 31, 2001 (audited)....     3

                Consolidated Statements of Income for the Three Months
                Ended March 31, 2002 and 2001 (unaudited).....................     4

                Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2002 and 2001 (unaudited).....................     5

                Notes to Condensed Consolidated Financial Statements..........    6-7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................    8-9


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................   10

     Item 2.    Changes in Securities.........................................   10

     Item 3.    Defaults Upon Senior Securities...............................   10

     Item 4.    Submission of Matters to a Vote of Security Holders...........   10

     Item 5.    Other Information.............................................   10

     Item 6.    Exhibits and Reports on Form 8-K..............................   10

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,       DECEMBER 31,
          ASSETS                                                             2002              2001
                                                                         ------------      ------------
                                                                          (Unaudited)       (Audited)
Current assets:
       Cash and cash equivalents                                         $    623,415      $    790,151
       Marketable securities, available-for-sale                              552,213           548,089
       Trade accounts receivable, net of allowance for doubtful
             accounts of $508,419 and $471,621, respectively                1,536,750         1,836,643
       Accounts receivable from related parties                               468,061           323,507
       Accrued interest receivable                                             49,242            48,960
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $72,739 and $68,600, respectively         1,745,722         1,718,505
       Inventories                                                             77,645            81,702
       Prepaid expenses                                                       754,583           360,617
       Federal income tax receivable                                               --             8,017
       Notes receivable from related parties, current portion                 182,379           188,349
                                                                         ------------      ------------
          Total current assets                                              5,990,010         5,904,540

Property and equipment, net                                                 3,928,864         3,592,162
Notes and accounts receivable from related parties                             85,925            85,925
Trade notes receivable, net of allowance for doubtful notes of
             $1,104,404 and $1,107,201 respectively                         5,770,448         5,198,414
Goodwill, net                                                               5,030,081         5,030,081
Purchased franchise rights, net                                             3,242,520         3,441,492
Covenant not to compete, net                                                   26,661            31,661
Net deferred tax asset                                                        669,219           662,097
Other assets                                                                  611,929           600,090
                                                                         ------------      ------------

TOTAL ASSETS                                                             $ 25,355,657      $ 24,546,462
                                                                         ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                           $  1,103,235      $    464,074
       Accrued liabilities                                                  1,473,778         1,704,637
       Deferred franchise sales revenue                                       219,596           245,085
       Litigation reserves                                                    125,131           129,500
       Federal income taxes payable                                           279,085             8,220
       Current maturities of long-term debt                                 1,124,863         1,309,711
                                                                         ------------      ------------
          Total current liabilities                                         4,325,688         3,861,227

Long-term debt, less current portion                                        3,049,418         3,257,344
Deferred franchise sales revenue                                              157,788           163,309

Stockholders' equity:
       Common stock                                                           764,519           764,519
       Additional paid-in capital                                           9,257,888         9,257,888
       Retained earnings                                                    9,081,098         8,523,364
       Accumulated other comprehensive income                                 (70,590)          (71,037)
       Treasury stock, at cost                                             (1,210,152)       (1,210,152)
                                                                         ------------      ------------
          Total stockholders' equity                                       17,822,763        17,264,582
                                                                         ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 25,355,657      $ 24,546,462
                                                                         ============      ============


    See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                                    2002             2001
                                                 -----------      -----------
REVENUES:
     Royalties                                   $ 2,956,917      $ 2,760,928
     Franchise fees                                1,593,587        1,305,242
     Sales of products and services                  948,133          822,869
     Interest                                        177,600          193,575
     Other                                           190,072          130,727
                                                 -----------      -----------

        TOTAL REVENUES                             5,866,309        5,213,341

COSTS AND EXPENSES:
     General, administrative and selling           3,846,171        3,406,699
     Costs of product and service sales              776,341          703,361
     Depreciation and amortization                   316,833          357,101
     Interest                                         51,484           89,438
                                                 -----------      -----------

        TOTAL COSTS AND EXPENSES                   4,990,829        4,556,599

Income before income taxes                           875,480          656,742
Income taxes                                        (317,746)        (173,420)
                                                 -----------      -----------

NET INCOME                                       $   557,734      $   483,322
                                                 ===========      ===========


EARNINGS PER SHARE - BASIC                       $      0.08      $      0.07
                                                 ===========      ===========

EARNINGS PER SHARE - DILUTED                     $      0.08      $      0.07
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                     6,997,931        6,997,931
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                    7,436,346        7,015,281
                                                 ===========      ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2002              2001
                                                                 -----------      -----------
Operating activities:
     Net income                                                  $   557,734      $   483,322
     Adjustments to reconcile net income to
            net cash provided by operating activities:
        Depreciation and amortization                                316,833          357,101
        Change in reserve for doubtful accounts                      (91,062)          69,640
        Notes received for franchise sales                        (1,267,029)        (456,499)
    Changes in assets and liabilities:
        Accounts and interest receivable                             293,142          799,393
        Receivables / payables to related parties, net              (144,554)        (167,004)
        Inventories                                                    4,057            6,859
        Prepaid expenses                                            (393,966)        (137,874)
        Federal income tax receivable                                  8,017               --
        Change in deferred tax asset                                  (7,122)         (30,357)
        Accounts payable and accrued liabilities                     679,167           75,719
        Litigation reserves                                           (4,369)           5,514
        Deferred franchise sales revenue                             (31,010)        (182,655)
        Other                                                          6,249               --
                                                                 -----------      -----------
  Net cash (used in) provided by operating activities                (73,913)         823,159
                                                                 -----------      -----------

Investing activities:
    Collections of notes receivable                                  847,656          444,848
    Purchases of property and equipment                             (544,782)         (86,326)
    Sale of property and equipment                                    17,753               --
    Purchases of other assets                                        (24,075)         (58,609)
    Purchase of marketable securities                                 (3,904)          (4,713)
    Increase in unrealized gain on marketable securities               1,333            4,662
    Collections on notes receivable from related parties               5,970           (7,426)
                                                                 -----------      -----------
  Net cash provided by investing activities                          299,951          292,436
                                                                 -----------      -----------

Financing activities:
    Proceeds from borrowings                                         160,000               --
    Payments on borrowings                                          (552,774)        (674,231)
                                                                 -----------      -----------
  Net cash used in financing activities                             (392,774)        (674,231)
                                                                 -----------      -----------

Net (decrease) increase in cash and cash equivalents                (166,736)         441,364
Cash and cash equivalents, beginning of period                       790,151          146,852
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $   623,415      $   588,216
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

         o Synergistic International, Inc., ("Glass Doctor"), is franchisor of Glass Doctor (R), a service concept whose business is the replacement of automobile, residential and commercial glass.

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

B.       INTERIM DISCLOSURES

The information as of March 31, 2002, for the three months ended March 31, 2002 and for the three months ended March 31 2001, is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

NEW ACCOUNTING POLICIES

         In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for years beginning after December 31, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         Effective January 1, 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets. The Company has performed its initial assessment and determined that there is no impairment of goodwill at March 31, 2002. As a result of the adoption of SFAS 142 and the application of the nonamortization provisions of that statement, the Company recorded no amortization of goodwill for the three months ended March 31, 2002. Prior to 2002, goodwill was being amortized at the rate of approximately $188,000 per year.

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

         SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. Effective January 1, 2002, the Company adopted this new rule. Management has determined that this will not have a material effect on the Company's financial position or results of operations.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.4 to 1 at March 31, 2002 as compared to 1.5 to 1 December 31, 2001. The Company had working capital of $1,664,000 at March 31, 2002 as compared to $2,043,000 at December 31, 2001. For the remainder of fiscal 2002, management expects to fund working capital requirements primarily through operating cash flow. At March 31, 2002, the Company had cash and cash equivalents of $623,000, and marketable securities of $552,000.

In May of 2001, the Company renegotiated a $500,000 line of credit with its bank. Management expects that the line will be renewed for another year in May of 2002.

Cash in the amount of $74,000 was used for operating activities in the first quarter of 2002, as compared to $823,000 provided by operating activities for the same period in 2001. In 2002, cash was generated primarily by a net profit of $558,000, depreciation and amortization of $317,000, a decrease in accounts and interest receivable of $293,000 and an increase in payables and accrued liabilities of $679,000, which was more than offset by notes received from franchise sales of $1,267,000, a change in reserve for doubtful accounts of $91,000, an increase in receivables from related parties of $145,000, and an increase in prepaid expenses of $394,000. For the same period in 2001, cash was generated primarily by a net profit of $483,000, depreciation and amortization of $357,000, a decrease in accounts and interest receivable of $799,000 and an increase in payables and accrued liabilities of $76,000, partially offset by notes received from franchise sales of $457,000, a decrease in deferred franchise sales revenue of $183,000 and an increase in prepaid expenses of $138,000.

In the first quarter of 2002, the Company generated $300,000 in cash from investing activities, primarily from collections of notes receivable of $848,000, partially offset by purchases of property and equipment for $545,000 and purchases of other assets for $24,000. The cash used for the purchases of property and equipment was primarily related to the development of the Company's new on-site training facility. For the same period in 2001, the Company generated $292,000 in cash for investing activities, primarily from collections of notes receivable of $445,000, partially offset by purchases of property and equipment for $86,000 and purchases of other assets for $59,000.

In the first quarter of 2002, the Company used $393,000 in cash for financing activities for payments on borrowings of $553,000, partially offset by new borrowings of $160,000. For the same period in 2001, the Company used $674,000 in cash for financing activities for payments on borrowings.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

Total revenues for the quarter increased by $653,000 to $5,866,000 in 2002 from $5,213,000 in 2001. This increase is due to increases in the following revenue categories: royalties - $196,000 (7%); franchise fees - $288,000 (22%); sales of products and services - $125,000 (15%); and other - $59,000 (45%); partially offset by a decrease in interest of $15,000 (8%).

Royalty revenues from the Company's franchise concepts increased as follows:

         Mr. Rooter               $   84,000            (7%)
         M. Electric              $   47,000           (23%)
         Glass Doctor             $   43,000           (10%)
         Mr. Appliance            $   11,000           (25%)
         Aire Serv                $    2,000            (1%)

The above increases were partially offset by a decrease in royalties from Rainbow - $ 28,000 (5%).

In addition to the above, royalties from the Company's Canadian and certain other foreign operations increased by $37,000 (37%).

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

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $237,000 (61%); Mr. Electric - $187,000 (148%); and Mr. Appliance - $33,000 (55%). These increases were partially offset by decreases from Glass Doctor - $19,000 (7%); Aire Serv - $33,000 (13%); Rainbow - $64,000 (35%); and international operations - $53,000 (100%).

Sales of products and services increased by $125,000 (15%), due to additional customers served by National Accounts.

General and administrative expenses increased by $439,000 (13%), due to additional costs and personnel associated with the increase in overall revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $73,000 (10%).

Depreciation and amortization decreased by $40,000 (11%) due primarily to a change in accounting rules associated with amortization of goodwill as described in Note 3 to the financial statements.

The Company reported net income of $558,000 for the quarter ended March 31, 2002 as compared to net income of $483,000 for the same period in 2001. The Company had a lower effective tax rate in 2001, due to utilizing available tax credits, as compared to a higher effective tax rate in 2002, due to additional state income taxes.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company operates in 17 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. During the remainder of 2002, the Company may sell additional master licenses, which could result in lump sum payments from the master licensees to the Company.

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




  Date:    April 30, 2002             The Dwyer Group, Inc.


                                      By: /s/ Thomas Buckley
                                          -----------------------------
                                              Thomas Buckley
                                              Vice President and Chief
                                                Financial Officer