Form 10QSB
period 2002-06-30
DWYER GROUP INC
filed 2002-08-13
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at August 6, 2002
----------------------------                      -----------------------------
Common stock, $.10 par value                                          7,057,931


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                              THE DWYER GROUP, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                               PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                and December 31, 2001 (audited)...................................................................3

                Consolidated Statements of Operations for the Three Months Ended
                June 30, 2002 and 2001 (unaudited)................................................................4

                Consolidated Statements of Operations for the Six Months Ended
                June 30, 2002 and 2001 (unaudited)................................................................5

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2002 and 2001 (unaudited)..........................................................6

                Notes to Condensed Consolidated Financial Statements............................................7-9

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................................................10-13


PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................14

     Item 2.    Changes in Securities............................................................................14

     Item 3.    Defaults Upon Senior Securities..................................................................14

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................14

     Item 5.    Other Information................................................................................14

     Item 6.    Exhibits and Reports on Form 8-K.................................................................14

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,       DECEMBER 31,
          ASSETS                                                                   2002             2001
                                                                                ------------     ------------
                                                                                (Unaudited)        (Audited)
Current assets:
       Cash and cash equivalents                                                $    593,900     $    790,151
       Marketable securities, available-for-sale                                     558,608          548,089
       Trade accounts receivable, net of allowance for doubtful
             accounts of $427,361 and $471,621, respectively                       1,984,612        1,836,643
       Accounts receivable from related parties                                      493,039          323,507
       Accrued interest receivable                                                    54,069           48,960
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $81,554 and $68,600, respectively                1,957,314        1,718,505
       Inventories                                                                    83,682           81,702
       Prepaid expenses                                                              800,277          360,617
       Federal income tax receivable                                                      --            8,017
       Notes receivable from related parties, current portion                        182,779          188,349
                                                                                ------------     ------------
          Total current assets                                                     6,708,280        5,904,540

Property and equipment, net                                                        4,073,531        3,592,162
Notes and accounts receivable from related parties                                    85,925           85,925
Trade notes receivable, net of allowance for doubtful notes of
             $1,383,156 and $1,107,201 respectively                                5,814,374        5,198,414
Goodwill                                                                           5,030,081        5,030,081
Purchased franchise rights, net                                                    3,059,234        3,441,492
Covenant not to compete, net                                                          21,661           31,661
Net deferred tax asset                                                               666,964          662,097
Other assets                                                                         602,716          600,090
                                                                                ------------     ------------

TOTAL ASSETS                                                                    $ 26,062,766     $ 24,546,462
                                                                                ============     ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                                  $    523,945     $    464,074
       Accrued liabilities                                                         2,056,554        1,704,637
       Deferred franchise sales revenue                                              234,834          245,085
       Litigation reserves                                                           129,500          129,500
       Federal income taxes payable                                                   68,704            8,220
       Current maturities of long-term debt                                        1,282,529        1,309,711
                                                                                ------------     ------------
          Total current liabilities                                                4,296,066        3,861,227

Long-term debt, less current portion                                               2,928,350        3,257,344
Deferred franchise sales revenue                                                     138,192          163,309

Stockholders' equity:
       Common stock                                                                  770,519          764,519
       Additional paid-in capital                                                  9,356,888        9,257,888
       Retained earnings                                                           9,821,763        8,523,364
       Accumulated other comprehensive income                                        (38,860)         (71,037)
       Treasury stock, at cost                                                    (1,210,152)      (1,210,152)
                                                                                ------------     ------------
          Total stockholders' equity                                              18,700,158       17,264,582
                                                                                ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 26,062,766     $ 24,546,462
                                                                                ============     ============

   See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,
                                                   2002            2001
                                                -----------     -----------
REVENUES:
     Royalties                                  $ 3,882,306     $ 3,166,602
     Franchise fees                               1,468,462         953,688
     Sales of products and services                 970,414         805,365
     Interest                                       184,177         169,813
     Other                                          170,827         149,033
                                                -----------     -----------

        TOTAL REVENUES                            6,676,186       5,244,501

COSTS AND EXPENSES:
     General, administrative and selling          4,212,542       3,200,850
     Costs of product and service sales             795,495         655,682
     Depreciation and amortization                  334,035         369,246
     Interest                                       169,186         104,419
                                                -----------     -----------

        TOTAL COSTS AND EXPENSES                  5,511,258       4,330,197

Income before income taxes                        1,164,928         914,304
Income taxes                                       (424,263)       (258,258)
                                                -----------     -----------

NET INCOME                                      $   740,665     $   656,046
                                                ===========     ===========


EARNINGS PER SHARE - BASIC                      $      0.11     $      0.09
                                                ===========     ===========

EARNINGS PER SHARE - DILUTED                    $      0.10     $      0.09
                                                ===========     ===========

WEIGHTED AVERAGE COMMON SHARES                    7,006,502       6,997,931
                                                ===========     ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                   7,398,273       7,115,478
                                                ===========     ===========


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   SIX MONTHS ENDED JUNE 30,
                                                   2002             2001
                                                ------------     ------------
REVENUES:
     Royalties                                  $  6,839,223     $  5,927,530
     Franchise fees                                3,062,049        2,258,930
     Sales of products and services                1,918,547        1,628,234
     Interest                                        361,777          363,388
     Other                                           360,899          279,760
                                                ------------     ------------

        TOTAL REVENUES                            12,542,495       10,457,842

COSTS AND EXPENSES:
     General, administrative and selling           8,058,713        6,607,549
     Costs of product and service sales            1,571,836        1,359,043
     Depreciation and amortization                   650,868          726,347
     Interest                                        220,670          193,857
                                                ------------     ------------

        TOTAL COSTS AND EXPENSES                  10,502,087        8,886,796

Income before income taxes                         2,040,408        1,571,046
Income taxes                                        (742,009)        (431,678)
                                                ------------     ------------

NET INCOME                                      $  1,298,399     $  1,139,368
                                                ============     ============


EARNINGS PER SHARE - BASIC                      $       0.19     $       0.16
                                                ============     ============

EARNINGS PER SHARE - DILUTED                    $       0.18     $       0.16
                                                ============     ============

WEIGHTED AVERAGE COMMON SHARES                     7,006,502        6,997,931
                                                ============     ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                    7,398,273        7,115,478
                                                ============     ============


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------
                                                                              2002             2001
                                                                          ------------     ------------
Operating activities:
     Net income for the period                                            $  1,298,399     $  1,139,368
     Adjustments to reconcile net income to
                  net cash provided by (used in) operating activities:
        Depreciation and amortization                                          650,868          726,347
        Change in reserve for doubtful accounts                                 74,614         (155,194)
        Notes received for franchise sales                                  (2,389,249)      (1,020,030)
        Change in deferred tax asset                                            (4,867)           1,827
    Changes in assets and liabilities:
        Accounts and interest receivable                                      (153,078)         689,795
        Net change in receivables / payables to related parties               (169,532)          81,417
        Inventories                                                             (1,980)          18,768
        Prepaid expenses                                                      (439,660)        (251,210)
        Federal income tax receivable                                            8,017          (10,357)
        Accounts payable and accrued liabilities                               472,272           65,720
        Litigation reserves                                                         --           23,028
        Deferred franchise sales revenue                                       (35,368)        (171,817)
        Other                                                                    8,627          (11,383)
                                                                          ------------     ------------
  Net cash provided by (used in) operating activities                         (680,937)       1,126,279
                                                                          ------------     ------------

Investing activities:
    Collections of notes receivable                                          1,581,571          907,150
    Purchase of property and equipment                                        (807,485)      (3,804,634)
    Purchase of franchise rights                                                    --          (46,367)
    Purchase of other assets                                                   (37,924)        (136,343)
    Purchase of marketable securities                                           (8,090)          (9,488)
    Increase in unrealized gain on marketable securities                         2,220            3,450
    Collections on notes receivable from related parties                         5,570        1,739,459
                                                                          ------------     ------------
  Net cash (used in) provided by investing activities                          735,862       (1,346,773)
                                                                          ------------     ------------

Financing activities:
    Proceeds from exercise of stock options                                    105,000               --
    Proceeds from borrowings                                                   518,920        2,852,800
    Payments on borrowings                                                    (875,096)      (1,996,892)
                                                                          ------------     ------------
  Net cash provided by (used in) financing activities                         (251,176)         855,908
                                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents                          (196,251)         635,414
Cash and cash equivalents, beginning of period                                 790,151          146,852
                                                                          ------------     ------------

Cash and cash equivalents, end of period                                  $    593,900     $    782,266
                                                                          ============     ============


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   ORGANIZATION

The Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internationally through franchising. The condensed consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned subsidiaries ("We" or "Our") which include the following:

          o Rainbow International Carpet Dyeing and Cleaning Co. is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International"(R).

          o Mr. Rooter Corporation is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R).

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

          o Synergistic International, Inc., is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass.

          o The Dwyer Group National Accounts, Inc. solicits national account customers who call a toll-free phone number for their general repair and 24-hour emergency service needs. The order is filled through our network of franchisees or qualified subcontractors.

          o The Dwyer Group Canada, Inc. was incorporated in January 1998 in order to market and service certain of our franchise concepts in Canada. Currently, those concepts are Mr. Rooter, Mr. Electric, Rainbow and Aire Serv.


NOTE 2.   BASIS OF PRESENTATION

A.        PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

B.        INTERIM DISCLOSURES

The information as of June 30, 2002 and for the three months and six months ended June 30, 2002 and June 30, 2001 is unaudited but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and with other filings with the SEC.

The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

         Effective January 1, 2002, we adopted the new rules on accounting for goodwill and other intangible assets. We have performed our initial assessment and determined that there is no impairment of goodwill at June 30, 2002. As a result of the adoption of SFAS 142 and the application of the nonamortization provisions of that statement, we recorded no amortization of goodwill for the three and six months ended June 30, 2002. Prior to 2002, goodwill was being amortized at the rate of approximately $189,000 per year.

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Assets Retirement Obligations. This statement requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on our financial position or our results of operations.

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. Effective January 1, 2002, we adopted this new rule. Management has determined that this will not have a material effect on our financial position or results of our operations.

         In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

         In June 2002, Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

The table below represents a reconciliation of the first six months of 2001 and 2002 and the years ended December 31, 2001 and 2000, to show the effect of the adoption of SFAS 142.

                                       FOR THE SIX MONTHS ENDED JUNE 30,     FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------    ----------------------------------
                                          2002               2001               2001               2000
                                      ---------------    ---------------    ---------------    ---------------
Reported net income                   $         1,298    $         1,139    $         2,338    $         2,053
Add back: goodwill amortization                    --                 94                189                189
                                      ---------------    ---------------    ---------------    ---------------
Adjusted net income                   $         1,298    $         1,233    $         2,527    $         2,242
                                      ===============    ===============    ===============    ===============

BASIC EARNINGS PER SHARE:
   Reported net income                $           .19    $           .16    $           .33    $           .29
   Add back: goodwill amortization                 --                .01                .03                .03
                                      ---------------    ---------------    ---------------    ---------------
   Adjusted net income                $           .19    $           .17    $           .36    $           .32
                                      ===============    ===============    ===============    ===============

BASIC EARNINGS PER SHARE:
   Reported net income                $           .18    $           .16    $           .33    $           .29
   Add back: goodwill amortization                 --                .01                .03                .03
                                      ---------------    ---------------    ---------------    ---------------
   Adjusted net income                $           .18    $           .17    $           .36    $           .32
                                      ===============    ===============    ===============    ===============



                      THIS SECTION LEFT INTENTIONALLY BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

Our working capital ratio was approximately 1.6 to 1 at June 30, 2002 as compared to 1.5 to 1 at December 31, 2001. We had working capital of approximately $2.4 million at June 30, 2002 as compared to approximately $2.0 million at December 31, 2001. For the remainder of fiscal 2002, management expects to fund working capital requirements primarily through operating cash flow. At June 30, 2002, we had cash and cash equivalents of approximately $594,000, and marketable securities of approximately $559,000.

In May of 2002, we renewed a $500,000 line of credit with our bank.

Cash in the amount of $681,000 was used in operating activities in the first six months of 2002, as compared to $1,126,000 of cash provided by such activities for the same period in 2001. In 2002, cash usage was primarily the result of a net profit of $1,298,000, depreciation and amortization of $651,000, an increase in payables and accrued liabilities of $472,000, and a change in reserve for doubtful accounts of $75,000; this was more than offset by notes received from franchise sales of $2,389,000, a decrease in deferred franchise sales revenues of $35,000, an increase in accounts and interest receivable and related party amounts of $323,000, and an increase in prepaid expenses of $440,000. Cash in the amount of $1,126,000 was provided by operating activities in the first six months of 2001. Cash was generated primarily by a net profit of $1,139,000, depreciation and amortization of $726,000, a decrease in receivables of $771,000 and an increase in accounts payable and accrued liabilities of $66,000, partially offset by notes received from franchise sales of $1,020,000, a decrease in deferred franchise sales revenues of $172,000 and an increase in prepaid expenses of $251,000.

Cash in the amount of $736,000 was provided by investing activities in the first six months of 2002, primarily by collections on notes receivable of $1,582,000, partially offset by purchases of property and equipment of $807,000 and other assets of $38,000. For the same period in 2001, we used $1,347,000 for investing activities, primarily for the purchase of property and equipment for $3,805,000 and the purchase of other assets for $136,000, partially offset by collections on notes receivable of $907,000 and collections on notes receivable from related parties of $1,739,000.

Cash in the amount of $251,000 was used in financing activities in the first six months of 2002. Payments on borrowings of $875,000 were partially offset by proceeds from borrowings of $519,000 and proceeds from the exercise of stock options in the amount of $105,000. In the first six months of 2001, we generated $856,000 in cash for financing activities. Proceeds from borrowings of $2,853,000 were partially offset by payments on borrowings of $1,997,000.

We are not aware of any trend or event, which would potentially adversely affect our liquidity. In the event such a trend would develop, management believes that we have sufficient funds available to satisfy the working capital needs of our business.

RESULTS OF OPERATIONS

For the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Total revenues for the six months increased by $2,085,000 (20%) to $12,542,000 in 2002 from $10,458,000 in 2001. This increase is due to increases in the following revenue categories: royalties - $912,000 (15%); franchise fees - $803,000 (36%); sales of products and services - $290,000 (18%); and other revenues - $81,000 (29%); partially offset by decrease in interest - $2,000.

Royalty revenues from our franchise concepts increased as follows:

         Mr. Rooter               $  320,000            12%
         Glass Doctor             $  247,000            25%
         Rainbow                  $   77,000             6%
         Mr. Electric             $   74,000            15%
         Aire Serv                $   42,000            13%
         Mr. Appliance            $   32,000            33%

In addition to the above, royalties from our Canadian and other foreign operations increased by $120,000 (54%).

Overall, these royalty revenue increases, which coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of our emphasis on providing strong franchise support services, and our methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to our future, as royalties are the foundation for our long-term financial strength.

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $475,000 (93%); Aire Serv - $139,000 (51%); Mr. Electric - $167,000 (41%); Rainbow - $71,000 (20%); Mr. Appliance - $65,000
(68%); and Glass Doctor - $24,000 (6%). These increases were partially offset by a decrease in Canadian and other foreign operations of $139,000 (70%).

Sales of products and services increased by $290,000 (18%), due primarily to additions to the National Accounts customer base.

Interest income decreased by $2,000 (.4%) due to a decrease in interest on related party notes which were paid in April of 2001, offset by increases in franchise notes.

General and administrative expenses increased by $1,451,000 (22%), due to additional costs and personnel associated with the increase in overall revenues. This includes additional support positions for existing franchisees, additional sales personnel hired in an effort to increase our franchise sales revenue, and the commissions associated with additional franchise fee revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $213,000 (16%).

Depreciation and amortization decreased by $75,000 (10%) due primarily to a change in accounting rules associated with amortization of goodwill as described in Note 3, offset by increased depreciation on facilities purchased in April 2001.

Interest expense increased by $27,000 (14%) due to additional debt resulting from the purchase of property.

We reported net income of $1,298,000 for the six months ended June 30, 2002 as compared to net income of $1,139,000 for the same period in 2001. We had a lower effective tax rate in 2001, due to utilizing available tax credits.


For the three months ended June 30, 2002, compared to the three months ended June 30, 2001.

Total revenues for the quarter increased by $1,432,000 (27%) to $6,676,000 in 2002 from $5,245,000 in 2001. This increase is due to an increase of $716,000 (23%) in royalties, an increase of $515,000 (54%) in franchise fees, an increase in sales of products and services of $165,000 (21%), an increase in interest income of $14,000 (9%), and an increase in other income of $22,000 (15%).

Royalty revenues from our franchise concepts increased as follows:

         Mr. Rooter                $ 236,000         18%
         Glass Doctor              $ 204,000         37%
         Rainbow                   $ 105,000         17%
         Aire Serv                 $  40,000         22%
         Mr. Electric              $  27,000          9%
         Mr. Appliance             $  21,000         40%

In addition to the above, royalties from our Canadian and other international operations increased by $83,000 (68%).

Overall, these royalty revenue increases, which coincide with the increase in business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of our emphasis on providing strong franchise support services, and our methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to our future, as royalties are the foundation for our long-term financial strength.

Franchise fee revenues increased by $515,000 (54%) from 2001 to 2002. The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $238,000 (190%), Aire Serv - $172,000 (575%),
Rainbow - $135,000 (77%), Glass Doctor - $43,000 (27%), and Mr. Appliance - $32,000 (91%). These were partially offset by decreases of $19,000 (7%) in franchise sales revenues from Mr. Electric and $87,000 (59%) from Canadian operations.

Sales of products and services increased by $165,000 (21%), primarily due to additions to the National Accounts customer base.

Interest income increased by $14,000 (9%) primarily due to an increase in trade notes receivable related to the sale of new franchises, partially offset by a decrease in related party interest on notes paid in April of 2001.

General and administrative expenses increased by $1,012,000 (32%), due to additional costs and personnel associated with the increase in overall revenues. Specifically, additional support personnel for existing franchisees, and sales personnel and expenses related to the increase in franchise fee revenues.

Due to the increase in product and service sales, costs associated with such sales increased by $140,000 (21%).

Depreciation and amortization decreased by $35,000 (10%), due primarily to a change in accounting rules associated with amortization of goodwill as described in Note 3, partially offset by increase in depreciation on facilities purchased in April 2001.

Interest expense increased by $65,000 (62%) due to additional debt resulting from the purchase or property.

We reported net income of $741,000 for the quarter ended June 30, 2002 as compared to net income of $656,000 for the same period in 2001. We had a lower effective tax rate in 2001, due to utilizing available tax credits.

CRITICAL ACCOUNTING ESTIMATES

We have identified certain accounting policies as critical to our business and to the results of our operations which entail significant estimates. These critical policies are further discussed below. There are other significant accounting policies followed by us, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Revenues from the sale of individual franchises in the United States and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by us have been performed. Regional franchise agreements have been sold in the past which grant the regional franchisees the right to sell individual franchises in their territory. The regional franchisees generally receive commissions on individual franchises sold as well as a share of royalties collected from franchisees in their territory.

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

Our policy for valuation of our allowance accounts, including our notes receivable allowance and our accounts receivable allowance, requires us to estimate the collectibility of the assets associated with these allowances, based on payment history. These estimates are reviewed monthly and changes made based on any new information we have at the time. If our underlying assumptions for these estimates change then we could be required to record additional reserves or lower the reserves as appropriate.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review for Glass Doctor, the reporting unit that has all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Based on our review of the indicators, we have determined that an additional impairment review is not currently required. Our impairment review process is based on a discounted multiple of royalties that uses our estimate of future royalty revenues for three years as well as appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. The estimates we use assume continuation of the existing growth rate of existing franchisees and the addition of new franchisees. If we fail to achieve our assumed growth rates or experience a significant decrease in our royalty stream, we may incur charges for impairment of goodwill in the future.

Also in conjunction with this review we reviewed the useful lives of our other intangible assets and found no impairment or change in their useful lives. In the future we may incur charges if the useful life of any such asset changes or if an asset becomes impaired.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

FOREIGN OPERATIONS

We operate in 17 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. We do not depend on foreign operations, and such operations do not have a material impact on our cash flow. During the remainder of 2002, we may sell additional master licenses, which could result in lump sum payments from the master licensees to us.

FORWARD-LOOKING STATEMENTS

We caution readers that various factors could cause our actual results to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made by our representatives. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, general business conditions, the impact of competition, taxes, inflation, and governmental regulations.

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


  Date:    August 7, 2002     The Dwyer Group, Inc.

                              By: /s/ Thomas Buckley
                                  ------------------------------------------
                                      Thomas Buckley
                                      Vice President and Chief Financial Officer


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Dwyer Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dina Dwyer-Owens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Dina Dwyer-Owens
    --------------------
Dina Dwyer-Owens
Chief Executive Officer
August 13, 2002


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Dwyer Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Buckley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Thomas Buckley
   -------------------
Thomas Buckley
Vice President and Chief Financial Officer
August 13, 2002