Form 10QSB
period 2002-09-30
DWYER GROUP INC
filed 2002-11-14
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.


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
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                             ------   ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                   Outstanding at November 7, 2002
----------------------------                     -------------------------------
Common stock, $.10 par value                                           7,057,931


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes     No X
                                                                    ---   ---

                              THE DWYER GROUP, INC.

                                      INDEX





PART I  -  FINANCIAL INFORMATION                                                                             PAGE NO.
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                and December 31, 2001.............................................................................3

                Consolidated Statements of Operations for the Three Months Ended
                September 30, 2002 and 2001 (unaudited)...........................................................4

                Consolidated Statements of Operations for the Nine Months Ended
                September 30, 2002 and 2001 (Unaudited)...........................................................5

                Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2002 and 2001 (unaudited).....................................................6

                Notes to Condensed Consolidated Financial Statements............................................7-9

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................................................10-13

     Item 3.    Controls and Procedures..........................................................................14



PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................15

     Item 2.    Changes in Securities............................................................................15

     Item 3.    Defaults Upon Senior Securities..................................................................15

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................15

     Item 5.    Other Information................................................................................15

     Item 6.    Exhibits and Reports on Form 8-K.................................................................15

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30,      DECEMBER 31,
          ASSETS                                                               2002              2001
                                                                           --------------    --------------
                                                                             (Unaudited)       (Audited)

Current assets:
       Cash and cash equivalents                                           $      748,946    $      790,151
       Marketable securities, available-for-sale                                  571,308           548,089
       Trade accounts receivable, net of allowance for doubtful
             accounts of $274,208 and $471,621, respectively                    1,831,062         1,836,643
       Accounts receivable from related parties                                   549,008           323,507
       Accrued interest receivable                                                 58,897            48,960
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $86,602 and $68,600, respectively             2,099,533         1,718,505
       Inventories                                                                100,068            81,702
       Prepaid expenses                                                           817,699           360,617
       Federal income tax receivable                                               13,616             8,017
       Notes receivable from related parties, current portion                     185,687           188,349
                                                                           --------------    --------------
          Total current assets                                                  6,975,824         5,904,540

Property and equipment, net                                                     4,036,633         3,592,162
Notes and accounts receivable from related parties                                 79,974            85,925
Trade notes receivable, net of allowance for doubtful notes of
             $1,465,489 and $1,107,201 respectively                             6,315,238         5,198,414
Goodwill, net                                                                   5,030,081         5,030,081
Purchased franchise rights, net                                                 3,069,791         3,441,492
Covenant not to compete, net                                                       16,661            31,661
Net deferred tax asset                                                            667,408           662,097
Other assets                                                                      613,278           600,090
                                                                           --------------    --------------

TOTAL ASSETS                                                               $   26,804,888    $   24,546,462
                                                                           ==============    ==============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                             $      772,311    $      464,074
       Accrued liabilities                                                      1,975,993         1,704,637
       Deferred franchise sales revenue                                           207,446           245,085
       Litigation reserves                                                        129,500           129,500
       Federal income taxes payable                                                    --             8,220
       Current maturities of long-term debt                                     1,209,566         1,309,711
                                                                           --------------    --------------
          Total current liabilities                                             4,294,816         3,861,227

Long-term debt, less current portion                                            2,871,737         3,257,344
Deferred franchise sales revenue                                                  114,804           163,309

Stockholders' equity:
       Common stock                                                               770,522           764,519
       Additional paid-in capital                                               9,357,688         9,257,888
       Retained earnings                                                       10,670,968         8,523,364
       Accumulated other comprehensive income                                     (65,495)          (71,037)
       Treasury stock, at cost                                                 (1,210,152)       (1,210,152)
                                                                           --------------    --------------
          Total stockholders' equity                                           19,523,531        17,264,582
                                                                           --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   26,804,888    $   24,546,462
                                                                           ==============    ==============


See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ------------------------------
                                                          2002            2001
                                                     -------------    -------------

REVENUES:
     Royalties                                       $   3,598,958    $   3,335,161
     Franchise fees                                      1,703,343        1,065,680
     Sales of products and services                        853,054          900,690
     Interest                                              201,197          182,980
     Gain on sale of securities                                 --          112,270
     Other                                                 186,790          144,766
                                                     -------------    -------------

        TOTAL REVENUES                                   6,543,342        5,741,547

COSTS AND EXPENSES:
     General, administrative and selling                 3,976,745        3,404,865
     Costs of product and service sales                    707,369          723,179
     Depreciation and amortization                         352,297          374,763
     Interest                                              172,686          227,049
                                                     -------------    -------------

        TOTAL COSTS AND EXPENSES                         5,209,097        4,729,856

Income before income taxes                               1,334,245        1,011,691
Income taxes                                              (485,039)        (297,433)
                                                     -------------    -------------

NET INCOME                                           $     849,206    $     714,258
                                                     =============    =============


EARNINGS PER SHARE - BASIC                           $        0.12    $        0.10
                                                     =============    =============

EARNINGS PER SHARE - DILUTED                         $        0.11    $        0.10
                                                     =============    =============

WEIGHTED AVERAGE COMMON SHARES                           7,057,931        6,997,931
                                                     =============    =============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                          7,419,716        7,207,264
                                                     =============    =============



See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                     --------------------------------
                                                           2002            2001
                                                     --------------    --------------
REVENUES:
     Royalties                                       $   10,438,181    $    9,262,692
     Franchise fees                                       4,765,392         3,324,612
     Sales of products and services                       2,771,601         2,528,925
     Interest                                               562,974           546,370
     Gain on sale of securities                                  --           112,270
     Other                                                  547,689           424,526
                                                     --------------    --------------

        TOTAL REVENUES                                   19,085,837        16,199,395

COSTS AND EXPENSES:
     General, administrative and selling                 12,035,459        10,012,944
     Costs of product and service sales                   2,279,205         2,082,220
     Depreciation and amortization                        1,003,165         1,100,587
     Interest                                               393,356           420,907
                                                     --------------    --------------

        TOTAL COSTS AND EXPENSES                         15,711,185        13,616,658

Income before income taxes                                3,374,652         2,582,737
Income taxes                                             (1,227,048)         (729,110)
                                                     --------------    --------------

NET INCOME                                           $    2,147,604    $    1,853,627
                                                     ==============    ==============


EARNINGS PER SHARE - BASIC                           $         0.31    $         0.26
                                                     ==============    ==============

EARNINGS PER SHARE - DILUTED                         $         0.29    $         0.26
                                                     ==============    ==============

WEIGHTED AVERAGE COMMON SHARES                            7,021,008         6,997,931
                                                     ==============    ==============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                           7,412,733         7,132,331
                                                     ==============    ==============


See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              --------------------------------
                                                                                   2002             2001
                                                                              --------------    --------------
Operating activities:
    Net income for the period                                                 $    2,147,604    $    1,853,627
    Adjustments to reconcile net income to
                  net cash provided by (used in) operating activities:
        Depreciation and amortization                                              1,003,165         1,100,587
        Interest rate swap adjustment                                                160,364           138,686
        Change in reserve for doubtful accounts                                      837,747           328,492
        Notes received for franchise sales                                        (3,438,878)       (1,694,157)
        Gain on sale of securities                                                        --          (112,270)
    Changes in assets and liabilities:
        Accounts and interest receivable                                              (4,356)          547,722
        Notes received other than for franchise sales                               (978,401)         (593,325)
        Net change in receivables / payables to related parties                     (225,501)           36,980
        Inventories                                                                  (18,366)           17,969
        Prepaid expenses                                                            (457,082)         (218,594)
        Federal income tax receivable                                                 (5,599)          330,252
        Accounts payable and accrued liabilities                                     411,009          (118,238)
        Litigation reserves                                                               --           (76,313)
        Deferred franchise sales revenue                                             (86,144)         (152,117)
        Other                                                                         (7,388)          (36,112)
                                                                              --------------    --------------
  Net cash (used in) provided by operating activities                               (661,826)        1,353,189
                                                                              --------------    --------------

Investing activities:
    Collections of notes receivable                                                2,079,151         1,399,002
    Purchase of property and equipment                                              (900,662)       (3,835,932)
    Purchase of franchise rights                                                    (226,795)          (46,367)
    Purchase of other assets                                                         (59,539)         (283,645)
    Sale of other assets                                                             108,291                --
    Purchase of marketable securities                                                (12,116)           (5,617)
    Proceeds from the sale of marketable securities                                       --           159,262
    Increase in unrealized gain on marketable securities                               3,627                --
    Collections on notes receivable from related parties                               8,613         1,915,501
                                                                              --------------    --------------
  Net cash provided (used in) by investing activities                              1,000,570          (697,796)
                                                                              --------------    --------------

Financing activities:
    Proceeds from exercise of stock options                                          105,803                --
    Proceeds from borrowings                                                         695,715         2,852,800
    Payments on borrowings                                                        (1,181,467)       (2,377,349)
                                                                              --------------    --------------
  Net cash (used in) provided by financing activities                               (379,949)          475,451
                                                                              --------------    --------------

Net (decrease) increase in cash and cash equivalents                                 (41,205)        1,130,844
Cash and cash equivalents, beginning of period                                       790,151           146,852
                                                                              --------------    --------------

Cash and cash equivalents, end of period                                      $      748,946    $    1,277,696
                                                                              ==============    ==============




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

         o        Synergistic International, Inc., is franchisor of Glass Doctor
                  (R), a service concept whose business is the replacement of automobile, residential and commercial glass.

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

B.       INTERIM DISCLOSURES

The information as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and September 30, 2001 is unaudited, but in the opinion of management reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and with other filings with the Securities and Exchange Commission (SEC).

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

NEW ACCOUNTING POLICIES

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for years beginning after December 31, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         Effective January 1, 2002, we adopted the new rules on accounting for goodwill and other intangible assets. We have performed initial and ongoing assessments and determined that there is no impairment of goodwill at September 30, 2002. As a result of the adoption of SFAS 142 and the application of the nonamortization provisions of that statement, we recorded no amortization of goodwill for the three and nine months ended September 30, 2002. Prior to 2002, goodwill was being amortized at the rate of approximately $189,000 per year.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Assets Retirement Obligations (SFAS 143). This statement requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This statement prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. Effective January 1, 2002, we adopted this new rule. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of Statement of Financial Accounting Standards No. 4, 44, and 64, Amendment of Statement of Financial Accounting Standards No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

         In June 2002, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

The table below represents (in thousands) a reconciliation of the first nine months of 2002 and 2001 and the years ended December 31, 2001 and 2000, to show the effect of the adoption of SFAS 142.


                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,             FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------          ------------------------------------
                                               2002                      2001                   2001                    2000
                                           -------------             -------------          -------------          -------------

Reported net income                        $       2,148             $       1,854          $       2,338          $       2,053
Add back: goodwill amortization                       --                       141                    189                    189
                                           -------------             -------------          -------------          -------------
Adjusted net income                        $       2,148             $       1,995          $       2,527          $       2,242
                                           =============             =============          =============          =============

BASIC EARNINGS PER SHARE:
   Reported net income                     $         .31             $         .26          $         .33          $         .29
   Add back: goodwill amortization                    --                       .02                    .03                    .03
                                           -------------             -------------          -------------          -------------
   Adjusted net income                     $         .31             $         .28          $         .36          $         .32
                                           =============             =============          =============          =============

DILUTED EARNINGS PER SHARE:
   Reported net income                     $         .29             $         .26          $         .33          $         .29
   Add back: goodwill amortization                    --                       .02                    .03                    .03
                                           -------------             -------------          -------------          -------------
   Adjusted net income                     $         .29             $         .28          $         .36          $         .32
                                           =============             =============          =============          =============


Note 5.  COMMON STOCK, STOCK OPTIONS, AND WARRANTS

In June 2002, we issued 60,000 shares of Common Stock pursuant to the exercise of stock options by related parties. We received proceeds of $105,000 in this transaction.

During 2002, we issued 8,000 warrants to purchase our Common Stock to a nonaffiliated third party in connection with investor relations consulting. In the second quarter, 4,000 were issued at an exercise price of $4.63 per share. In the third quarter, 4,000 were issued at an exercise price of $4.30 per share.






                      THIS SECTION LEFT INTENTIONALLY BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital ratio was approximately 1.6 to 1 at September 30, 2002 as compared to 1.5 to 1 at December 31, 2001. We had working capital of approximately $2.7 million at September 30, 2002 as compared to approximately $2.0 million at December 31, 2001. For the remainder of fiscal 2002, we expect to fund working capital requirements primarily through operating cash flow. At September 30, 2002, we had cash and cash equivalents of approximately $749,000, and marketable securities of approximately $571,000.

In September 2002, we secured an increase in our line of credit with our bank to $1 million.

Cash in the amount of $662,000 was used by operating activities in the first nine months of 2002, as compared to $1,353,000 provided by such activities for the same period in 2001. In 2002, cash was generated primarily by a net profit of $2,148,000, depreciation and amortization of $1,003,000, a change in the reserve for doubtful accounts of $838,000, an increase in accounts payable and accrued liabilities of $411,000, and an interest rate SWAP adjustment of $160,000; this was more that offset by an increase in notes receivable of $4,417,000, an increase in prepaid expenses of $457,000, an increase in receivables from related parties of $226,000, and a decrease in our deferred franchise sales in the amount of $86,000. In 2001, cash was generated primarily by a net profit of $1,854,000, depreciation and amortization of $1,101,000, a decrease in receivables of $585,000 and a decrease in a tax refund receivable of $330,000, partially offset by notes receivable of $2,287,000, a decrease in deferred franchise sales of $152,000, an increase of $219,000 in prepaid expenses, and a net increase in accounts payable and accrued liabilities of $118,000.

In the first nine months of 2002, we generated $1,001,000 from investing activities. This resulted primarily from the collections of notes receivable of $2,079,000 and the sales of assets for $108,000, which was partially offset by the purchase of property and equipment of $901,000 and the purchase of franchise rights for $227,000. For the same period in 2001, we used $698,000 for investing activities. This resulted primarily from the purchase of property and equipment for $3,836,000 and the purchase of other assets for $284,000, which was partially offset by collections on notes receivable of $1,399,000, collections on notes receivable from related parties of $1,916,000, and proceeds from sales of marketable securities of $159,000.

Cash in the amount of $380,000 was used by financing activities in the first nine months of 2002. Proceeds from borrowings of $696,000 and proceeds from the exercise of stock options of $106,000, were more that offset by payments on borrowings of $1,181,000. For the same period in 2001, cash in the amount of $475,000 was provided by financing activities. Proceeds from borrowings of $2,853,000 was partially offset by payments on borrowings of $2,377,000.

We are not aware of any trend or event, which would potentially adversely affect our liquidity. In the event such a trend would develop, management believes that we have sufficient funds and credit available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

Total revenues for the nine months increased by $2,887,000 (18%) to $19,086,000 in 2002 from $16,199,000 in 2001. This increase is due to increases in the following revenue categories: royalties - $1,175,000 (13%); franchise fees - $1,441,000 (43%); sales of products and services - $243,000 (10%); interest - $17,000 (3%); and other - $123,000 (29%), partially offset by a gain on sale of securities of $112,000 in 2001.

Royalty revenues from each of our franchise concepts increased as follows:


         Mr. Rooter               $  446,000            11%
         Glass Doctor             $  318,000            20%
         Rainbow                  $   94,000             5%
         Mr. Electric             $   91,000            11%
         Mr. Appliance            $   41,000            27%
         Aire Serv                $   32,000             6%

In addition to the above, royalties from our Canadian and other foreign operations increased by $153,000 (45%).

Overall, these royalty revenue increases coincide with the increased business revenues of existing franchisees, as well as an increase in the number of franchisees producing revenue. These increases are a direct result of our emphasis on providing strong franchise support services, and our methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to our future, as royalties are the foundation for our long-term financial strength.

The increase in franchise fee revenues was due to increases from each of our franchise concepts: Mr. Rooter - $455,000 (52%); Glass Doctor - $297,000 (51%); Aire Serv - $201,000 (51%); Mr. Appliance - $180,000 (136%); Rainbow - $279,000
(54%); and Mr. Electric - $128,000 (21%).

The above increases were partially offset by a decrease in franchise sales from our Canadian and other foreign operations of $99,000 (46%).

Sales of products and services increased by $243,000 (10%), primarily due to additions to the National Accounts customer base, at the end of 2001.

Interest income increased by $17,000 (3%) due to an increase in trade notes receivable related to the sale of franchises.

General and administrative expenses increased by $2,023,000 (20%), due to additional costs and personnel associated with the increase in overall revenues. We have increased the number of franchise sales department personnel in order to help obtain the 43% growth in revenues in that area. We have also increased our support team to facilitate the implementation of new training initiatives and to handle the additional franchisees coming into our system.

Due to the increase in product and service sales, costs associated with such sales increased by $197,000 (9%).

Depreciation and amortization decreased by $97,000 (9%) due primarily to a change in accounting rules associated with amortization of goodwill as described in Note 3, partially offset by increased depreciation on facilities purchased in April 2001.

Interest expense decreased by $28,000 (7%) due to the overall reduction of debt.

We reported net income of $2,148,000 for the nine months ended September 30, 2002 as compared to net income of $1,854,000 for the same period in 2001. We had a lower effective tax rate in 2001, due to utilizing available tax credits.

For the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

Total revenues for the quarter increased by $802,000 (14%) to $6,543,000 in 2002 from $5,741,000 in 2001. This increase is due to an increase of $264,000 (8%) in royalties, an increase of $638,000 (60%) in franchise fees, an increase of $18,000 (10%) in interest income, and an increase of $42,000 (29%) in other revenues. These increases were partially offset by a decrease in the sale of products and services of $48,000 (5%) and a gain on the sale of securities of $112,000 in 2001.

Royalty revenues increased for the following franchise concepts:


         Mr. Rooter                $ 126,000          9%
         Glass Doctor              $  71,000         12%
         Rainbow                   $  17,000          3%
         Mr. Electric              $  17,000          6%
         Mr. Appliance             $   9,000         17%

These increases were partially offset by decreases in royalties of $10,000 (5%) from Aire Serv.

In addition to the above, royalties from our Canadian and other foreign operations increased by $33,000 (27%).

Overall, these royalty revenue increases coincide with the increased business revenues of existing franchisees, as well as an increase in the number of franchisees producing revenue. These increases are a direct result of our emphasis on providing strong franchise support services, and our methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to our future, as royalties are the foundation for our long-term financial strength.

Franchise sales revenues increased by $638,000 (60%) from 2001 to 2002. Increases from: Rainbow - $208,000 (134%); Glass Doctor - $273,000 (152%); Aire Serve - $62,000 (51%); and Mr. Appliance - $115,000 (307%) were partially offset by decreases from Mr. Rooter - $20,000 (5%); and Mr. Electric - $40,000 (21%).

In addition to the above, franchise sales from our Canadian and other foreign operations increased by $40,000 (226%).

Sales of products and services decreased by $48,000 (5%), primarily due to decreases in volume with a few major accounts in the National Accounts customer base.

Interest income increased by $18,000 (10%) due to an increase in trade notes receivable related to the sale of new franchises.

General and administrative expenses increased by $572,000 (17%). This increase was primarily a result of additional costs and personnel associated with the increase in overall revenues.

Due to the decrease in product and service sales, costs associated with such sales decreased by $16,000 (2%).

Depreciation and amortization decreased by $22,000 (6%) due primarily to a change in accounting rules associated with amortization of goodwill as described in Note 3, partially offset by increased depreciation on facilities purchased in April 2001.

Interest expense decreased by $54,000 (24%) due to the overall reduction of debt.

We reported net income of $849,000 for the quarter ended September 30, 2002 as compared to net income of $714,000 for the same period in 2001.


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

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review for Glass Doctor, the reporting unit that has all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Based on our review of the indicators, we have determined that an additional impairment review is not currently required. Our impairment review process is based on a discounted multiple of royalties which involves our estimate of future royalty revenues for three years as well as appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. The estimates we use assume continuation of the existing growth rate of existing franchisees and the addition of new franchisees. If we fail to achieve our assumed growth rates or experience a significant decrease in our royalty stream, we may incur charges for impairment of goodwill in the future.

Also in conjunction with this review we reviewed the useful lives of our other intangible assets and found no impairment or change in their useful lives. In the future we may incur charges if the useful life of any such asset changes or if an asset becomes impaired.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

FOREIGN OPERATIONS

We operate in 18 foreign countries. Typically, foreign franchises are sold and managed by a master licensee in that country. Royalty revenues from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. We do not depend on foreign operations, and such operations do not have a material impact on our cash flow. We may sell additional master licenses, which could result in lump sum payments from the master licensees to us.

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

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.








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




  Date:    November 7, 2002                  The Dwyer Group, Inc.


                                             By: \s\ Thomas Buckley
                                                 -------------------------------
                                                     Thomas Buckley
                                                     Vice President and
                                                     Chief Financial Officer





                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Dwyer Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dina Dwyer-Owens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: \s\ Dina Dwyer-Owens
   ---------------------------
Dina Dwyer-Owens
Chief Executive Officer
November 7, 2002


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Dwyer Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Buckley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: \s\ Thomas Buckley
   ---------------------------
Thomas Buckley
Vice President and Chief Financial Officer
November 7, 2002

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Dina Dwyer-Owens, President and Chief Executive Officer of The Dwyer Group, Inc., certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of The Dwyer Group, Inc.

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: \s\ Dina Dwyer-Owens
   --------------------------
Dina Dwyer-Owens
Chief Executive Officer
November 7, 2002

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Thomas Buckley, Vice President and Chief Financial Officer of The Dwyer Group, Inc., certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of The Dwyer Group, Inc.

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: \s\ Thomas Buckley
   -----------------------------
Thomas Buckley
Vice President and Chief Financial Officer
November 7, 2002