Form 10KSB
period 2002-12-31
DWYER GROUP INC
filed 2003-03-31
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 2002

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $25,865,984

         Approximate aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of March 21, 2003: $29,315,313

         Aggregate number of shares of Common Stock outstanding as of the close of business on March 21, 2003: 7,063,931

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

   Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I

Item 1.    DESCRIPTION OF BUSINESS..........................................................................     1
           General..........................................................................................     1
           Franchise Operations.............................................................................     2
           National Accounts................................................................................     6
           Marketing........................................................................................     6
           Competition......................................................................................     7
           Trade Names and Service Marks....................................................................     8
           Regulation.......................................................................................     8
           Employees........................................................................................     9

Item 2.    DESCRIPTION OF PROPERTY..........................................................................     9

Item 3.    LEGAL PROCEEDINGS................................................................................     9

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    10

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................    11

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.............................................................    12

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................    17

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............    17

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                        WITH SECTION 16(a) OF THE EXCHANGE ACT..............................................    18

Item 10.   EXECUTIVE COMPENSATION...........................................................................    20

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................    22

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................    23

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................................................    24

Item 14.   CONTROLS AND PROCEDURES..........................................................................    28

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         The Dwyer Group, Inc. and its wholly owned subsidiaries (the "Company", "We", or "Our") provide a diverse array of specialty services internationally through its service-based, brand-name franchising businesses. We currently own six such businesses, which service an aggregate of 775 franchisees located in the United States and Canada, and through their master licensees, nearly 275 franchisees in 15 other countries. We have positioned the Company as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. We believe that franchisees are attracted to our franchise opportunities because of the depth of our support services, a commitment to our mission and vision, our brands, our code of values and the reputation of our management team.

         In 2002 and 2001, we operated our businesses through the following wholly owned subsidiaries - See "Management's Discussion and Analysis - Results of Operations":

         - Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter"(R). In 2002, Mr. Rooter accounted for approximately 31.1% of our consolidated revenues.

         -        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning, dyeing, air duct cleaning, and restoration services under the service mark "Rainbow International"(R). In 2002, Rainbow accounted for approximately 15.0% of our consolidated revenues.

         - Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric"(R). In 2002, Mr. Electric accounted for approximately 8.8% of our consolidated revenues.

         - Synergistic International, Inc. ("Glass Doctor") is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass. In 2002, Glass Doctor accounted for approximately 16.8% of our consolidated revenues.

         - Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses under the service mark "Aire Serv"(R). In 2002, Aire Serv accounted for approximately 6.7% of our consolidated revenues.

         - Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of major household appliance service and repair businesses under the service mark "Mr. Appliance"(R). In 2002, Mr. Appliance accounted for approximately 2.8% of our consolidated revenues.

         - The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24-hour emergency service needs. The order is filled through our network of franchisees or qualified subcontractors. In 2002, National Accounts accounted for approximately 12.8% of our consolidated revenues.

         - The Dwyer Group Canada, Inc. ("TDG Canada") markets and services certain of our franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric and Rainbow. In 2002, TDG Canada accounted for approximately 2.4% of our consolidated revenues.

         Mr. Rooter, Mr. Electric, Mr. Appliance, Aire Serv, Rainbow and Glass Doctor are referred to as our "franchise concepts", or "franchising businesses".

         The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The name was changed to Mr. Rooter Corporation in 1972, and in 1986, was reincorporated as a Delaware corporation. In 1993, the Board of Directors approved a plan to convert the Company into a holding company and to form a new subsidiary to operate the Mr. Rooter business. In that same year, this new subsidiary was incorporated in Texas under the name Mr. Rooter Corporation and the holding company was renamed The Dwyer Group, Inc.

         Our principal executive offices are located at 1010 North University Parks Drive, Waco, Texas 76707, and our telephone number is (254) 745-2400. All references herein to the Company include Rainbow, Mr. Rooter, Aire Serv, Mr. Electric, Mr. Appliance, Glass Doctor, TDG Canada and National Accounts, unless otherwise indicated.

FRANCHISE OPERATIONS

         Our goal is to build upon our successful system of franchising businesses, in order to develop strong new franchisees and provide them with ongoing support.

         The industries in which we operate are fragmented, consisting mainly of small, independent operators. Our philosophy is own multiple franchise concepts and bring our franchising expertise to bear on a number of businesses in various service fields. We apply franchise systems management and marketing skills in order to maximize the profitability of our franchised businesses. Thus, instead of franchising only one line of business, our philosophy is to benefit from economies of scale by the pooling of resources.

         Our primary sources of revenues are initial franchise fees paid by new franchisees and ongoing royalties based on the sales volume of franchisees.

         Initial franchise fees and royalty rates vary for each franchise, and are described in the following sections related to each concept. In general, we may, at our discretion, finance up to 80% of the franchise fee and may give a discount if the franchise fee is paid in full upon the signing of the agreement.

         In addition to royalties, each franchisee is required to contribute to a national advertising fund maintained by each franchise concept. Expenditures from each fund are used to develop and place advertising and to create marketing materials and programs that will benefit all franchisees operating under the particular franchise concept. Such funds are maintained separately from the Company's funds and are not reflected on the Company's books.

         In order to encourage business owners to convert their businesses to one of the our franchise concepts, we maintain a "roll-in" program whereby a new franchisee can roll-in sales from their existing business and pay reduced royalty and advertising fee rates on the existing sales for a limited period of time. The franchisee may also receive a discount on the initial franchise fee based on the amount of sales "rolled-in".

         As owner of a number of franchising businesses, we believe that our existing broad base of franchisees, the diversity of services provided by our current operations, our centralized financial, marketing, training and support staff, and the adaptability and versatility of our established operating systems, have positioned us to capitalize on the projected opportunities for growth in the franchising industry. In addition, we believe that the franchise sales and operations expertise developed by our management over many years provides us with a competitive advantage.

         Each of our franchising businesses requires the franchise owners and/or key employees to undergo training at our headquarters located in Waco, Texas prior to beginning operations. The training program differs depending upon the type of franchise purchased. For example, Rainbow franchisees are taught how to dye, clean, deodorize and repair carpets, clean upholstery and perform restoration services. Mr. Rooter, Aire Serv, Mr. Electric, Mr. Appliance, and Glass Doctor, on the other hand, are primarily "conversion" franchisors, which recruit existing people operating in the "trades" and teach them an improved business methodology. All of our franchisees receive extensive instruction with respect to broad-based marketing techniques, guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. In addition, our training program educates each franchisee about the extensive support services we offer and how to best take advantage of them.

         Following completion of initial training (which represents the fulfillment of the services required to be provided for revenue recognition), our franchisees continue to receive a broad range of services and support on an ongoing basis. Each of our franchising businesses also provide numerous follow-up training sessions for their franchisees at various locations. In addition, we employ franchise systems managers on the staff of each of our franchising businesses whose sole responsibility is to assist franchisees and provide them with support. A manager contacts each franchisee approximately once a month (more often when necessary) to discuss marketing techniques and business development. Furthermore, each franchising business provides its franchisees with a number of manuals, including an updated Confidential Operations Manual, which serves as a reference guide for all aspects of their franchise operations. In 2002, we developed a proprietary business management software system, designed to help our franchisees manage their businesses. We recently began offering this system to our franchisees. They pay an unrelated third party installation and ongoing support. We believe that our proactive support philosophy with respect to our franchisees is one of our primary distinguishing features.

         Each of the heads of our franchise subsidiaries receives, in addition to salary, bonus compensation based on the overall performance of the subsidiary or subsidiaries for which he is responsible. Thus, the emphasis is on profitable growth, not just sales.

         Pursuant to foreign master license agreements, we license individuals and/or other legal entities, which are typically residents of the foreign country, the rights to use our trademarks and systems and to grant franchise rights in their defined geographic territory. Foreign franchise rights are sold based upon the population of the territory, the estimated number of potential franchises that could be sold in such territory and the relationship of that foreign territory's gross national product per capita to that of the United States. In areas other than the United States and Canada, franchises are generally sold and supported by such "master licensees". Our revenues from these foreign operations consist of fees charged for the initial sale of a master license, and a percentage of franchise fees and royalties earned by the master licensees. Master licensees determine the amount of the franchise fees, royalties, and advertising fees charged to franchisees in other foreign countries. They also determine the terms of the franchise agreement and level of support services.

         The following describes our operations for each franchise concept. These descriptions apply generally to our operations in the United States and
Canada:

Mr. Rooter

         Mr. Rooter is a franchisor of plumbing repair and drain cleaning services under the service mark "Mr. Rooter(R)" and related trade and service marks. In 1989, when we acquired Mr. Rooter, there were 22 Mr. Rooter franchises in operation. Since that time, Mr. Rooter has shown significant growth in royalty revenues (from $234,000 in 1989 to $6,117,000 in 2002). By the end of 2002, Mr. Rooter had a total of 200 franchisees in the United States and Canada, and through master licensees, 70 franchisees in six other countries.

         Mr. Rooter franchisees are required to operate their franchises in accordance with specified methods, techniques and standards and with specified equipment, within a designated geographic territory. Franchisees are typically able to service their territory by establishing one service center within such territory. Mr. Rooter emphasizes and promotes fast, efficient and high quality service, seven days a week, using modern equipment to perform residential, commercial and industrial drain cleaning and plumbing repair.

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

         In addition to the initial franchise fee, under the terms of Mr. Rooter's standard franchise agreement, a franchisee pays a weekly royalty which ranges from 3% to 7% of gross sales, depending on weekly gross sales volume. In addition to the weekly royalty, the franchisees generally pay an advertising fee equal to 2% of their gross sales. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. On a yearly basis, Mr. Rooter sets a maximum National Advertising Fund contribution per individual franchisee. From time-to-time, in the United States, Mr. Rooter advertises nationally on network radio and television.

         The term of the initial franchise agreement is ten years, which (for franchise agreements dated prior to 2000) may be renewed for additional five-year terms at the option of the franchisee upon certain conditions, including payment of a $2,500 renewal fee. In 2000, Mr. Rooter changed its renewal terms for new franchisees to include ten-year renewal periods and a $750 renewal fee. Mr. Rooter may terminate a franchise agreement in the event that a franchisee breaches the terms of the agreement.

Rainbow

         Rainbow is a franchisor of carpet and upholstery cleaning and dyeing, air duct cleaning, and restoration service businesses. At December 31, 2002, Rainbow had 252 franchisees in the United States and Canada, and through master franchise licensees, 157 franchisees in eight other countries.

         Rainbow offers individual franchises for the operation of a carpet and upholstery cleaning, dyeing and related services business (such related services include, but are not limited to, air duct cleaning, problem odor removal, carpet repair, drapery cleaning and water and smoke damage restoration) for residential and commercial locations.

         The initial franchise fee is a minimum of $15,900, based on a territory population of approximately 100,000. The fee is increased by $159 for each additional 1,000 of population contained in the franchise territory. During the term of the agreement, the franchisee is generally required to pay Rainbow a continuing royalty of 3% to 7% of weekly gross sales plus a national advertising fee of 2% of weekly gross sales. Certain franchisees who pay royalties at the 7% rate may be eligible to receive a rebate of up to 50% of royalties paid upon satisfying certain conditions. For "roll-in" business, the franchisee pays a 2% royalty and a 1% advertising fee for the first year of operation. On a yearly basis, Rainbow sets a maximum National Advertising Fund contribution per individual franchisee. The term of the initial franchise agreement is ten years, with a mutual option to renew and no renewal fee (for franchise agreements dated prior to 2000). In 2000, Rainbow changed the renewal fee to $750 for new franchisees. From time-to-time, in the United States, Rainbow advertises nationally on network television.

         No previous knowledge, experience or skills in the carpet cleaning or dyeing business is required to purchase a Rainbow franchise. Instead, new franchisees are thoroughly trained on all aspects of the business under an operating system that we believe has proven to be successful. Beyond initial business and technical training, individually assigned franchise systems managers, through training meetings and toll-free telephone support, provide extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills. Ongoing technical training is handled in the same manner.

Mr. Electric

         Mr. Electric is a franchisor of electrical repair and service businesses under the service mark "Mr. Electric(R)". At December 31, 2002, Mr. Electric had 110 franchisees in the United States and Canada, and through master licensees, 39 franchisees in three other countries.

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

         Franchisees receive extensive instruction with respect to broad-based marketing techniques, guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. They do not receive any technical training from Mr. Electric. Beyond initial business training, extensive ongoing support, emphasizing the development of the franchisee's marketing and business management skills, is provided by individually assigned franchise systems managers, through training meetings and toll-free telephone support. From time-to-time, in the United States, Mr. Electric advertises nationally on cable television networks.

Aire Serv

         Aire Serv is a franchisor of heating, ventilating and air conditioning service businesses providing installation, maintenance, repair and related services for residential and commercial heating and air conditioning equipment. At December 31, 2002, Aire Serv had 63 franchisees in the United States and, through master licensees, 11 franchisees operating in two other countries.

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

         Franchisees receive extensive instruction with respect to broad-based marketing techniques, guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. They do not receive any technical training from Aire Serv. Beyond initial business training, extensive ongoing support, emphasizing the development of the franchisee's marketing and business management skills, is provided by individually assigned franchise systems managers and through regional training meetings and toll-free telephone support. From time-to-time, in the United States, Aire Serv advertises nationally on cable television networks.

Mr. Appliance

         Mr. Appliance is a franchisor of major household appliance service and repair businesses. Mr. Appliance was organized in January of 1996, and at December 31, 2002, had 50 franchisees, in the United States and one in another country.

         The minimum initial franchise fee is $15,900, based on a territory population of approximately 100,000. The initial franchise fee is increased by $159 for each additional 1,000 of population contained in the franchise territory.

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

         Franchisees receive extensive instruction with respect to broad-based marketing techniques, guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. Beyond initial business training, extensive ongoing support emphasizing the development of the franchisee's marketing and business management skills is provided through regional training meetings and toll-free telephone support.

Glass Doctor

         Glass Doctor is a franchisor of automobile, residential and commercial glass replacement businesses. We acquired Glass Doctor in July of 1998, and at December 31, 2002, Glass Doctor had 100 franchisees, all in the United States.

         The minimum initial franchise fee is $19,900, based on a territory population of 100,000. The fee is increased by $199 for each additional 1,000 of population in the franchise territory.

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

          Each new franchisee is given initial business training and is taught a system for doing business. They receive extensive instruction with respect to broad-based marketing techniques, guidelines and methods for hiring and managing personnel, providing quality customer service and managing the financial aspects of their businesses, among other things. They do not receive any technical training from Glass Doctor. All franchisees receive extensive ongoing support emphasizing development of marketing and business management skills through training meetings and toll-free telephone. From time-to-time, Glass Doctor advertises nationally on network television.

NATIONAL ACCOUNTS

         National Accounts operates under the name 1-888HANDLED, which is the toll-free number used by its customers who call for general repair and 24-hour emergency service. Orders are dispatched to and filled through our network of franchisees or third party qualified subcontractors if a franchisee is not available to do a particular job. 1-888HANDLED focuses on the growth and success of the Company's individual franchisees by serving large nationwide business chains that have need for the various services the franchisees provide. Target customers include large retail chain store companies, casualty insurance companies and agents, and others with a potential for consistent, repeat business.

         When each job is completed, National Accounts bills the customer and pays the franchisee or subcontractor for their service. Each job is "marked-up" to cover administrative costs. The major focus of National Accounts is to provide additional business to our franchisees, which they may not be able to secure acting independently.

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

         Rainbow's marketing strategy for franchise sales is based on the sale of individual franchise territories to business-minded individuals. The primary lead sources are referrals, print advertising and franchise trade shows. Recently, contractors have also been targeted because of Rainbow's new emphasis on fire, smoke and water restoration services. International expansion has been targeted through the sale of additional master licenses in selected foreign countries. Rainbow has also recently begun a program to market franchises to carpet retailers and plumbing contractors. The market for Rainbow's carpet cleaning, dyeing and water and fire restoration services extends through the residential, commercial, industrial and municipal markets.

         Mr. Electric's marketing strategy is focused on the sale of franchises to existing electrical contractors and electricians. We believe that Mr. Electric's targeted approach supplies a proven system to make an electrical service and repair business successful. Franchisees receive extensive training in sales, marketing and business systems that helps them to achieve a greater market share and increase their gross sales and profits. Mr. Electric is the only brand name with national recognition in the residential electrical service and repair industry.

         Aire Serv's marketing strategy is focused on the sale of franchises to existing heating and air conditioning contractors. We believe that the heating, ventilating and air conditioning ("HVAC") market is extensive. The Aire Serv franchisee, equipped with marketing techniques, guidelines and industry expertise provided by Aire Serv, targets the residential and light commercial segments of the HVAC market. Aire Serv provides its franchisees with the critical tools necessary to achieve success as a retailing contractor and works with the franchisees to implement and execute effective strategies and systems in these areas.

         Mr. Appliance's marketing strategy is to sell franchises to existing appliance dealers and repair businesses. Mr. Appliance provides a proven system, technical and management support, and training to help make an appliance repair and service franchise successful. Franchisees receive extensive training in sales, marketing and business systems.

         Glass Doctor's marketing strategy is to sell franchises to existing glass installation and/or replacement business owners. Glass Doctor provides an operating system, technical and management support, and training to help make such businesses more successful. Franchisees receive extensive training in sales, marketing and business systems.

         National Accounts marketing strategy for the sale of facilities maintenance services is focused on the retail merchandising, insurance, and property management industries. Lead sources include trade associations, referrals, the Internet, and trade shows. We believe that the facilities maintenance industry is extensive, with the potential need for the services provided by each franchise concept. Due to the intense training franchisees receive, we can offer the facilities maintenance industry consistent quality for a variety of services through one organization. Because of the strengths, and the scope of services offered, we believe that National Accounts has a marketing advantage in developing corporate customers that the franchisees are not able to develop on the local level. Services offered through the National Accounts are corrective and preventative maintenance for plumbing, electrical, heating, ventilating and air conditioning (HVAC), glass replacement and installation, carpet care and restoration, and appliance repair. The call center is operated 24 hours per day, 7 days per week and provides facilities maintenance solutions for both regular and emergency services.

COMPETITION

         Our markets and those of our franchisees are highly competitive. We compete directly with other regional and national franchisors that are also seeking to sell their franchises or business opportunities to prospective franchisees or investors. Our franchisees generally compete on the basis of price, training and support services and reputation

         Mr. Rooter franchisees compete principally with Roto-Rooter, Inc., a nationally recognized provider of sewer and drain cleaning services in the United States, as well as numerous plumbers, small drain cleaning firms and regional and local firms in other segments of the market, such as septic tank pumping and hydrojet cleaning. We believe that Mr. Rooter is distinguished from its primary competition because our franchisees concentrate on providing plumbing repair while most competitors focus on providing either drain and sewer cleaning or plumbing services.

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

         The demand for National Accounts facilities maintenance solutions is extensive. Customers are looking to service providers for more complete solutions, which makes National Accounts a strong contender in the marketplace. Competition consists primarily of other third party service providers such as Total Facility, Primo Services, Best Retail Solutions, and Chain Store Maintenance Inc. The industry generally competes on the basis of services offered, price, and value added services, such as customer service follow-up, reporting capabilities, and the ability to adapt to customers needs. We believe that our service is distinguished from that of our competition due to our extensive network of highly skilled service professionals associated with our franchisees.

         In addition, we expect to encounter competition in attempting to acquire franchise companies. Potential competitors, many of which are well established and have extensive experience in connection with identifying and effecting business acquisitions, may include other franchise companies, leveraged acquisition partnerships (leveraged buy-out funds), business development companies, investment partnerships and corporations (including venture capital entities), small business investment companies, large industrial and financial companies seeking acquisitions directly or through affiliates, and wealthy individuals. These competitors may have greater financial resources than we have access to and may be in a better position to take advantage of these opportunities. In the event that we succeed in effecting acquisitions, we will, in all likelihood, become subject to intense competition from competitors of the acquired business. The degree of competition characterizing the industry of any prospective acquisition candidate cannot be presently ascertained.

TRADE NAMES AND SERVICE MARKS

         We believe that our trademarks and service marks are important to the marketing of the franchises and the sale of services to consumers by the franchisees. We currently hold the following federally registered trademarks and service marks: THE DWYER GROUP(R), PROVIDING A WORLD OF SPECIALITY SERVICES(R), and TOP GUN(R).

         Our subsidiaries currently hold the following federally registered trademarks and service marks: MR. ROOTER(R), MR. ROOTER (STYLIZED), MR. WINKIE DEVICE, QUICK-AS-A-WINK(R), BIOCHOICEES(R), AMERICA'S TROUBLE SHOOTER(R), VAN STRIPE DESIGN FOR MR. ROOTER, HYDROSCRUB(R); AIRE SERV(R), AIRE SERV (STYLIZED), VAN STRIPE DESIGN FOR AIRE SERV, AMERICA'S COMFORT COMPANY(R), YOUR COMFORT COMPANY(R), YOUR COMFORT COMPANY (STYLIZED); MR. ELECTRIC(R), MR. ELECTRIC TAG LINE & DEVICE, VAN STRIPE DESIGN FOR MR. ELECTRIC, WE'VE GOT THE POWER TO MAKE THINGS BETTER(R); RAINBOW INTERNATIONAL(R), RAINBOW INTERNATIONAL CARPET CARE AND RESTORATION SPECIALIST TAG LINE & DEVICE, VAN STRIPE DESIGN FOR RAINBOW, RAINBOW INTERNATIONAL CARPET DYEING & CLEANING(R); MR. APPLIANCE(R), MR. APPLIANCE (STYLIZED), VAN STRIPE DESIGN FOR MR. APPLIANCE; GLASS DOCTOR(R), GLASS DOCTOR DEVICE, WE FIX YOUR PAINES(R), GLASS DOCTOR (STYLIZED), RUNNING DOCTOR DEVICE; REFLECTIONS(R), GLASS NOW(R); 1-888-HANDLED(R), HANDLE THE JOB WITH ONE CALL(R), 1-888HANDLED TAG LINE & DEVICE.

         We hold numerous foreign trademarks and service marks related to the franchising concepts, including DRAIN DOCTOR in the United Kingdom and certain other foreign countries. In addition, Rainbow International Carpet Dyeing & Cleaning Company holds a copyright in connection with training material.

         We have applied for federal registration and service mark registration on the following: PROVIDING YOU A WORLD OF SPECIALTY SERVICES(TM), @ YOUR SERVICE(TM); NO ORDINARY PLUMBER(TM); COMFORT PROTECTION PLAN(TM), WE TREAT YOUR HOME LIKE IT'S OUR OWN(TM), MEMBER PLUS PLAN(TM), SUN & SNOW FLAKE DESIGN; RAINBOW SPIRAL GLOBE DEVICE and RAINBOW INTERNATIONAL(TM).

         Our subsidiaries hold a service mark registration for RAINBOW INTERNATIONAL CARPET DYEING AND CLEANING COMPANY AND GLOBE DEVICE in sixteen states, a state service registration for RAINBOW INTERNATIONAL CARPET DYEING AND CLEANING in Arizona, and state service registrations for AIRE SERV & DEVICE and AIRE SERV in California.

         There can be no assurance that the marks do not or will not violate the proprietary rights of others, that the marks would be upheld if challenged, or that we would not be prevented from using the marks. Any limitations on the use of the trade names or service marks and the ability of franchisees to use such marks could have an adverse effect on our operations.

REGULATION

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission (the "FTC") and various state authorities. Pursuant to FTC regulations, we are required to furnish prospective franchisees with a current franchise offering disclosure document containing information prescribed by the FTC. We use Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, the Company is required to register or file with such states and to provide prescribed disclosure documents.

         We are required to update our offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time-to-time require us to cease offering and selling franchises until the affected disclosure documents are updated. There can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with our expansion plans, continue offering and selling franchises or comply with existing or future franchise regulations in any particular state. The failure to take any of these actions could have an adverse effect on the Company.

         We are also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of, and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If we are unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, we will generally be unable to engage in offering or selling franchises in or from such state. Amendments to existing statutes and regulations, adoption of new statutes and regulations and our expansion into new states and foreign jurisdictions could require us to continually alter methods of operations at costs which could be substantial.

         In addition, we offer and sell franchises in Canada. In addition to various provincial laws that govern the franchisor-franchisee relationship, the Canadian provinces of Alberta and Ontario have specific franchise laws concerning pre-sale disclosure and other substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise.

EMPLOYEES

         As of December 31, 2002, the Company had 125 full-time employees and 13 part-time employees (none belonging to unions) as detailed below:

                                Full-time          Part-time          Total
                                ---------          ---------          -----
Corporate.....................     52............     9.............   61
Mr. Rooter....................     16............     0.............   16
Aire Serv.....................      8............     0.............    8
Rainbow.......................     15............     0.............   15
Mr. Electric..................     10............     0.............   10
Glass Doctor..................     11............     1.............   12
Mr. Appliance.................      6............     0.............    6
National Accounts.............      7............     3.............   10

Total.........................    125............    13.............  138

ITEM 2.   DESCRIPTION OF PROPERTY

         Our principal executive and administrative offices are presently located at 1010 - 1020 N. University Parks Drive, Waco, Texas. In March 2001, we purchased the facilities (land, building and equipment) from a related party for the independently appraised value of approximately $3.7 million. See "Certain Relationships and Related Party Transactions." We consider the facilities to be suitable and adequate.

         In December 2002, we purchased a house and vacant property adjacent to our principal executive and administrative facilities from a related party for approximately $332,000, which equaled the independently appraised value of the assets. This entire purchase was funded through the forgiveness of related party debt. See "Certain Relationships and Related Party Transactions."

ITEM 3.   LEGAL PROCEEDINGS

         We are engaged in various legal proceedings incidental to our normal business activities. We do not believe that the resolution of these proceedings will have a material impact on our operations, liquidity or cash flow.

         In the first quarter of 2001, we resolved a lawsuit and agreed to make payments totaling $150,000. This amount was included in accrued liabilities at December 31, 2000.

         Also in the first quarter of 2001, we settled a lawsuit to which it was the plaintiff. The net proceeds approximated $300,000, which primarily compensated us for lost revenues.

         In the third quarter of 2002, we settled a lawsuit in which we were the plaintiff. The net proceeds approximated $75,000, which primarily compensated us for legal expenses.

         In the fourth quarter of 2002, we resolved a lawsuit and agreed to make payments totaling $80,000. This amount was included in accrued liabilities at December 31, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2002.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is listed on The NASDAQ Stock Market(SM) under the symbol "DWYR". The following table sets forth the quarterly high and low closing sales prices per share of our Common Stock for each quarter during the last two fiscal years:

                                                            HIGH              LOW
                                                            ----              ---
FISCAL YEAR ENDED DECEMBER 31, 2002
         First Quarter                                      $4.79             $3.75
         Second Quarter                                     $5.00             $3.85
         Third Quarter                                      $4.38             $3.35
         Fourth Quarter                                     $4.05             $3.55

FISCAL YEAR ENDED DECEMBER 31, 2001
         First Quarter                                      $2.63             $1.75
         Second Quarter                                     $2.75             $2.20
         Third Quarter                                      $3.39             $2.46
         Fourth Quarter                                     $4.95             $2.70

         On March 21, 2003, the closing sales price of our Common Stock as reported by The NASDAQ Stock Market(SM) was $4.15 per share. As of such date, there were approximately 400 shareholders of record.

         No cash dividends have been paid on our Common Stock, and we do not currently intend to pay cash dividends. We intend to retain cash for the operation and development of our business.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         Unless otherwise noted, all dollar amounts are rounded to the nearest thousand and percentages represent the change from the comparable amount from the previous year. References to 2002 and 2001 are to the years ended December 31 of each year. Note references refer to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table shows the approximate amount (in thousands) and percentage of the total, of revenues and income (loss) before income taxes of each of our operating subsidiaries and the parent holding company:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                          2002                          2001
                                                          ----                          ----
REVENUES:
Mr. Rooter                                         $  8,047       31.1%        $  7,134            31.9%
Rainbow                                               3,892       15.0            3,387            15.1
Glass Doctor                                          4,340       16.8            3,189            14.3
Mr. Electric                                          2,282        8.8            2,020             9.0
Aire Serv                                             1,733        6.7            1,367             6.1
Mr. Appliance                                           715        2.8              371             1.7
National Accounts                                     3,298       12.8            3,311            14.8
TDG Canada                                              624        2.4              674             3.0
Other (1)                                               935        3.6              912             4.1
                                                   --------      -----         --------           -----
                                                   $ 25,866      100.0%        $ 22,365           100.0%
                                                   ========      =====         ========           =====

INCOME (LOSS) BEFORE INCOME TAXES:
Mr. Rooter                                         $  3,215       69.4%        $  2,651            77.3%
Rainbow                                                 833       18.0              794            23.2
Glass Doctor                                            978       21.1              578            16.9
Mr. Electric                                             41         .9              148             4.3
Aire Serv                                               (29)       (.6)            (123)           (3.6)
Mr. Appliance                                          (157)      (3.4)            (321)           (9.4)
National Accounts                                       (14)       (.3)              25              .7
TDG Canada                                              264        5.7              199             5.8
Other (1)                                              (502)     (10.8)            (522)          (15.2)
                                                   --------      -----         --------           -----
                                                   $  4,629      100.0%        $  3,429           100.0%
                                                   ========      =====         ========           =====

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

YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         We recorded net income of $2,946,000 or $.40 per diluted share for 2002, as compared to net income of $2,338,000, or $.33 per share for 2001.

         Revenues

         Total revenues for 2002 were $25,866,000, an increase of $3,501,000 or 16%, from $22,365,000 for 2001. Each component increased as follows: royalties - $1,530,000 (11.9%); franchise fees - $1,739,000 (38.2%); sales of products and services - $176,000 (5.2%); interest - $74,000 (9.8%); and other revenues - $94,000 (14.7%). Revenues in 2001 included a gain on sale of securities of $112,000.

         Royalty revenues increased by 11.9% to $14,442,000 in 2002 from $12,892,000 in 2001. Royalties from each franchise concept increased as follows:
Mr. Rooter - $667,000 (12.2%); Rainbow - $177,000 (6.5%); Mr. Electric -
$126,000 (11.4%); Glass Doctor - $287,000 (13.3%); Aire Serv - $88,000 (12.6%);
and Mr. Appliance - $67,000 (33.0%). Royalties from Canadian and certain other foreign operations also increased by $118,000 (21.4%). Overall, these royalty revenue increases, which coincide with the increased business revenues of existing franchisees as well as an increase in the number of franchisees producing revenue, are a direct result of our emphasis on providing strong franchise support services, and our methods and programs created to assist franchisees in building successful businesses, along with continued emphasis on the sale of new franchises. These strategies are very important to our future, as royalties are the foundation of our long-term financial strength.

         Franchise sales revenues represent the initial franchise fees paid by franchisees as well as fees charged for foreign master licenses. These revenues increased to $6,296,000 in 2002 from $4,557,000 in 2001. Increases were recorded by Glass Doctor - $643,000 (76.7%); Rainbow - $324,000 (57.3%); Aire Serv -
$269,000 (43.8%); Mr. Appliance - $267,000 (184%); Mr. Rooter - $230,000
(17.1%); and Mr. Electric - $104,000 (12.6%). The above increases were partially offset by a decrease in franchise sales revenues from Canadian and other foreign operations of $99,000 (45.6%).

         Revenues from sales of products and services increased by $176,000 (5.2%) due to increased volume generated by National Accounts.

         Interest revenues increased by $74,000 (9.8%) primarily due to notes from new franchise sales.

         Costs and Expenses

         During 2002, general, administrative and selling expenses increased by $2,230,000 (15.7%) as compared to 2001. This increase was primarily a result of additional costs and personnel associated with the increase in overall revenues.

         The cost of products and service sales increased by $147,000 (5.2%), in proportion to the increase in product sales.

         Depreciation and amortization expense decreased by $111,000 (7.6%) due primarily to a change in accounting rules associated with amortization of goodwill, partially offset by increased depreciation expense on facilities purchased in April 2001.

         Interest expense increased by $35,000 (8.0%) due to additional debt resulting from the purchase of property, partially offset by a reduction in existing debt as described in Note 9.

         A tax benefit of $142,000 was recorded in 2001 as a result of a tax credit applied to prior years. A reconciliation of income tax expense at the federal statutory rate to income tax expense is found in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, our working capital ratio was 1.6 to 1 compared to 1.5 to 1 at the end of 2001. We had working capital of $2,713,000 at the end of 2002, as compared to $2,043,000 at the end of 2001. At December 31, 2002, we had cash and cash equivalents of approximately $1,486,000 and marketable securities of approximately $572,000.

         We maintain a $1,000,000 line of credit with our bank to be used for temporary cash needs. Of this amount, $650,000 was available at December 31, 2002. The line expires in May 2003. We expect the line to be renewed at similar terms for an additional year prior to its expiration.

         In April 2001, we purchased our principal executive and administrative facilities (land, buildings and equipment) from a related party for approximately $3.7 million, which equaled the independently appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at the related party's basis of approximately $2.8 million, with the difference being reflected as a reduction in stockholders' equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. The related party used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt to the Company. We used the excess cash of approximately $1.5 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.

         In December 2002, we purchased a house and vacant property adjacent to our principal executive and administrative facilities from a related party for approximately $332,000, which equaled the appraised value of the assets. In accordance with generally accepted accounting principles, the transaction was recorded at the related party's basis of approximately $75,000, with the difference being reflected as a reduction in stockholders' equity. This entire purchase was funded through the forgiveness of related party debt.

         We believe that our cash flow, supplemented by our positive cash position and available line of credit, will be adequate to fund our capital requirements over the next year.

         Cash in the amount of $492,000 was provided by operating activities in 2002 as compared to $1,007,000 in 2001. In 2002, cash was generated primarily by net income of $2,946,000, depreciation and amortization of $1,350,000, a change in the reserve for doubtful accounts of $1,178,000, an increase in accounts payable and accrued liabilities of $418,000, and an increase in accrued interest payable of $180,000. These amounts were partially offset by notes received from franchise sales of $4,207,000, an increase in notes received other than for franchise sales of $914,000, and an increase of $184,000 in the deferred tax asset. In 2001, cash was generated primarily by a net profit of $2,338,000, depreciation and amortization of $1,461,000, a change in the reserve for doubtful accounts of $480,000, a decrease in accounts and interest receivable of $249,000, and a decrease in a tax refund receivable of $322,000. These increases were partially offset by notes received from franchise sales of $2,145,000, an increase in payables and accrued liabilities of $523,000, an increase in prepaid expenses of $159,000, and a decrease in deferred franchise sales revenue of $161,000.

         In 2002, cash in the amount of $1,024,000 was provided by investing activities. Cash was primarily generated by collections on notes receivable of $2,142,000. This amount was more partially offset by purchases of property and equipment for $1,012,000 and the purchase of franchise rights and other assets for $129,000. In 2001, cash in the amount of $538,000 was used in investing activities. Cash was primarily generated by collections on notes receivable of $3,624,000 (of which $1,917,000 was from related parties), and $159,000 from the sale of marketable securities. Such amounts were more than offset by purchases of property, plant and equipment for $3,965,000 and the purchase of other assets for $292,000.

         In 2002, cash in the amount of $820,000 was used in financing activities. Payments on borrowings of $1,446,000 were partially offset by borrowings of $510,000 and proceeds from the exercise of stock options of $116,000. In 2001, cash in the amount of $174,000 was provided by financing activities. Cash was generated from borrowings of $2,853,000, which was partially offset by payments on borrowings of $2,679,000.

         In 1993, we entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), under which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10 million. As of December 31, 2002, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $11,000. Under the terms of the agreement, we guarantee such franchisee indebtedness in the event a default occurs and we have 180 days to correct the default. If the default is not corrected within such time, we are obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. Approximately $35,000 and $78,000 was paid to SunTrust during 2002 and 2001, respectively, representing monthly installments on behalf of franchisees in default. We establish appropriate reserves based on the payment history of the franchisees. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who met Phoenix's qualifications. Phoenix agreed to provide up to $3 million in financing to the franchisees provided that we guarantee each franchisee's obligations to Phoenix. We receive from Phoenix an Aging Report of the amounts due and owing by the franchisees. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then we, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges. We paid approximately $84,000 and $60,000 on such delinquent notes in 2002 and 2001, respectively. At December 31, 2002, we were contingently liable for approximately $48,000 relating to such notes. In 1998, management discontinued the practice of guaranteeing franchisee notes to third parties.

         In connection with our franchising activities, we regularly extend credit to prospective franchisees to finance their purchase of franchises. The assets of such franchises, including the franchise rights sold to the franchisees, secure the repayment of such indebtedness. We recognize franchise sales revenues for the entire sale if the franchisee has made a down payment in cash of at least 20% of the sales price and has completed training. We also recognize franchise sales revenues from existing franchisees buying additional territory who make a cash down payment of less than 20% but who have an established history of good credit. At December 31, 2002 and 2001, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $8,710,000 and $6,733,000, respectively. Our allowance for doubtful notes was $1,728,000 and $1,176,000 for 2002 and 2001 respectively, which we believe is adequate for the size and nature of our notes receivable.

         We are not aware of any trend or event that would potentially adversely affect our liquidity. In the event such a trend would develop, we believe that we have sufficient funds available to satisfy the working capital needs of the business.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

         Our operating results could vary significantly from period to period as a result of a variety of factors, including the timing of acquisitions and/or dispositions; the length of our franchise sales cycles; the ability of franchisees to collect their receivables and satisfy obligations under our franchise agreements; seasonal conditions in the markets in which our franchisees operate, and competitive factors. For instance, Rainbow's revenues have historically decreased during cold weather months and increased during hot weather months. There can be no assurance that such factors will not result in significant fluctuations in our operating results in the future.

INFLATION

         Inflation has not historically had a material effect on our operations and is not expected to have a material impact on us in the future.

INCOME TAXES

         We establish valuation allowances when necessary, to be applied against our deferred tax asset in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". At December 31, 2002, no such allowance was recorded. We continually review the need for a valuation allowance and we recognize benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

         We expect to realize the net deferred asset principally through the implementation of reasonable tax strategies based on future income projections.

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

  FOREIGN OPERATIONS

         We operate in 16 foreign countries. Typically, other than in Canada, foreign franchises are sold and managed by a master licensee in that country. Royalties from master licenses are generally recorded as revenues when received, due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. We do not depend on foreign operations, and such operations do not have a material impact on our cash flow. However, we may sell additional master licenses, which could result in lump sum payments from new master licensees.

ACCOUNTING MATTERS

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

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

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Gurantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Information on our gurantees, including amounts paid on guarantees and outstanding balances is, detailed in Note 10.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), which amended Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures in Note 2.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN No. 46). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have identified certain accounting policies as critical to our business and to the results of our operations, certain of which entail significant estimates. These critical policies are further discussed below.

         Revenues from the sale of individual franchises in the United States and Canada, and master license agreements in foreign countries are generally recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by us have been performed. Regional franchise agreements have been sold in the past which grant the regional franchisees the right to sell individual franchises in their territory. The regional franchisees generally receive commissions on individual franchises sold as well as a share of royalties collected from franchisees in their territory.

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

         In conjunction with the implementation of the new accounting rules for goodwill, we completed a goodwill impairment review for Glass Doctor, the reporting unit that has all of our recorded goodwill, as of January 1, 2002 and December 31, 2002, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review as of the last day of the year, or earlier if indicators of potential impairment exist. Our impairment review process is based on a discounted multiple of royalties which involves our estimate of future royalty revenues for four years, as well as appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. The estimates we use assume continuation of the growth rate of existing franchisees and the addition of new franchisees. If we fail to achieve our assumed growth rates or experience a significant decrease in our royalty stream, we may incur charges for impairment of goodwill in the future.

         Also in conjunction with the new accounting rules, we reviewed the useful lives of our other intangible assets and found no impairment or change in their useful lives. In the future we may incur charges if the useful life of any such asset changes or if an asset becomes impaired.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

         We have contractual obligations and commitments primarily in regards to payment of debt and lease arrangements.

                                                                    PAYMENTS DUE BY PERIOD
                                                                    ----------------------
                                                                                               Beyond
                                                2003        2004        2005       2006         2007          Total
                                                ----        ----        ----       ----         ----          -----
Contractual Obligations
   Long-Term Debt                             $ 1,117     $    468    $    257    $  1,966   $      ---     $   3,808
   Operational Lease Commitments                 ----         ----        ----        ----         ----          ----
                                              -------     --------    --------    --------   ----------     ---------

Total Contractual Obligations                 $ 1,117     $    468    $    257    $  1,966   $    1,117     $   3,808
                                              =======     ========    ========    ========   ==========     =========

         There was $350,000 in outstanding borrowings under our revolving credit facility at December 31, 2002. See Note 8 for more information.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements, together with the independent auditor's report of BDO Seidman, LLP, appear on pages 34 through 56 of this report. See Index to Financial Statements on page 33 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our directors and executive officers are as follows:

NAME                                      AGE                                         POSITION
----                                      ---                                         --------
Theresa Dwyer..........................   68   ..................   Chairperson of the Board of Directors and Director
Dina Dwyer-Owens.......................   40   ..................   President, Chief Executive Officer and Director
Robert Tunmire.........................   44   ..................   Executive Vice President and Director
Thomas J. Buckley......................   56   ..................   Vice President, Treasurer and Chief Financial Officer
Deborah Wright-Hood....................   41   ..................   V.P. of Administration, Secretary and Assistant Treasurer
Michael Bidwell........................   44   ..................   Chief Operating Officer
Donald J. Dwyer, Jr....................   38   ..................   Director of International Operations and Director
Burton D. Cohen........................   63   ..................   Director
John P. Hayes..........................   53   ..................   Director
Donald E. Latin........................   72   ..................   Director

         All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers serve at the will of the Board of Directors. No officer or director is subject to an employment agreement.

         Theresa Dwyer has been Chairperson of the Board of Directors since July of 1995, and Director since December of 1994. She is the majority stockholder of the following privately held companies: Worldwide Refinishing Systems, Inc., Worldwide Supply, Inc., and Dwyer Real Estate. Mrs. Dwyer also serves as Managing Partner of Dwyer Investments, Ltd.

         Dina Dwyer-Owens has served as President and Chief Executive Officer since January 1, 1999 and has been a Director since 1989. Prior to that time, she served as Vice President of Operations since September of 1995 after serving as Co-Chairperson of the Board of Directors from December of 1994 to July of 1995. Ms. Dwyer-Owens also served as Secretary of the Company from 1989 through December of 1998. She also serves as Director of Rainbow, Mr. Rooter and National Accounts. Ms. Dwyer-Owens has approximately 22 years experience in the franchising industry.

         Robert Tunmire has been Executive Vice President since January 1, 1999. Prior to that time, he served as President and Chief Executive Officer of the Company since December of 1994 after serving as Executive Vice President since June of 1993. Mr. Tunmire also currently serves as President of Glass Doctor. Mr. Tunmire served as President of the Company, then operating as Mr. Rooter Corporation, from January of 1992 through May of 1993. From 1989 to 1992, he served as Vice President of Mr. Rooter. From December of 1980 until May of 1989, Mr. Tunmire was employed by Rainbow, most recently as Executive Vice President of Franchise Counseling. He also serves as Director of Mr. Rooter and National Accounts. Mr. Tunmire has approximately 27 years experience in the franchising industry.

         Thomas J. Buckley has served as Treasurer and Chief Financial Officer since August of 1997 and as Vice President since June of 1998. He also served as President of Mr. Electric from May of 1999 to May of 2002. Prior to employment by the Company, he served as Chief Financial Officer of Watermarc Food Management Co. ("Watermarc") since 1994. Mr. Buckley resigned as an officer of Watermarc effective July 1, 1997. In January of 1999, Watermarc filed for bankruptcy protection under Chapter XI of the U.S. Bankruptcy Code. From 1990 to 1994, Mr. Buckley served as Vice President of Finance and Franchising for Western Sizzlin' Restaurants. Mr. Buckley has also owned and operated his own franchising business as a regional franchisor of SpeeDee Oil Change & Tune-Up, and has 21 years overall experience in the franchising industry.

         Deborah Wright-Hood has served as Secretary of the Company since December of 1998 and as Vice President of Administration since June of 1998. Prior to that time, she was employed by the Company in various capacities since 1985, including Director of Administration since 1994. Ms. Wright-Hood was also President of Worldwide Supply, Inc. from 1985 until December of 2000. She also serves as Director of Aire Serv, Mr. Appliance, Mr. Electric, Rainbow and Glass Doctor. Ms. Wright-Hood has over 23 years experience in the franchising industry.

         Michael Bidwell has been Chief Operating Officer since July of 2000, has been President of Mr. Rooter and Mr. Appliance since August of 1998. He also served as President of Rainbow from July of 1995 to February of 2002. Mr. Bidwell was a Rainbow franchisee in Tucson, Arizona from April of 1984 to June of 1995, and a Mr. Rooter franchisee from August of 1992 to June of 1995. From 1986 to June of 1995, Mr. Bidwell served as President of Ramsoo, Inc., an Arizona corporation, which operated the Rainbow and Mr. Rooter franchises in Tucson, Arizona. From November of 1987 until July of 1995, Mr. Bidwell was also a franchisee and regional director for Worldwide Refinishing Systems, Inc., a related party to the Company. Mr. Bidwell also serves as a Director of National Accounts. Mr. Bidwell has over 18 years experience in the franchising industry.

         Donald J. Dwyer, Jr. has served as a Director since May of 1989. Mr. Dwyer is currently, and has been since 1994, employed by the Company as Director of International Operations. He previously served as Director of International Operations for Rainbow from 1987 to 1994. He also serves as Director of Rainbow and Mr. Rooter. Mr. Dwyer has approximately 19 years experience in the franchising industry.

         Burton D. Cohen has served as a director since May of 2002. Since July of 1999, Mr. Cohen has served as a business consultant. In July of 1999, he retired as Senior Vice President and Chief Franchising Officer of McDonald's Corporation, a position he held since 1980. In that role, he was responsible for overseeing McDonald's franchising activities worldwide. During that time, he also served as Advisory Member of McDonald's Corporation Board of Directors. Mr. Cohen was with McDonald's for a total of 35 years. Prior to 1980, he served as Assistant General Counsel and Director of McDonald's corporate legal department.

         John P. Hayes has served as a Director since July of 1994. He founded and served, from 1987 to 1995, as President of The Hayes Group, Inc., an international marketing and promotion company specializing in franchised businesses. Since 1996, Mr. Hayes has served as a consultant to franchisors. Mr. Hayes has approximately 24 years experience in the franchising industry.

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

         Dina Dwyer-Owens, Deborah Wright-Hood and Donald J. Dwyer, Jr. are the children of Theresa Dwyer and the late founder, Donald J. Dwyer.

BOARD PARTICIPATION AND STRUCTURE

         The Board of Directors met seven times during 2002 and additionally took action 51 times by means of written consent. Each director attended all of the meetings with the exception of James L. Sirbasku (a member of the Board until May of 2002), who was not present at three of the meetings. Non-employee directors are reimbursed for expenses incurred for their attendance at Board of Directors meetings and are eligible to receive stock options.

         The Audit Committee, comprised of Messrs. Hayes, Latin and Cohen, met twice during 2002. Mr. Cohen replaced Mr. Sirbasku in May of 2002. Each member attended all of the meetings with the exception of Mr. Sirbasku, who was not present at one of the meetings and Mr. Cohen, who was elected subsequent to one of the meetings and therefore did not attend that meeting.

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

         Based solely on its review of the copies of such forms received by it with respect to the fiscal year ended December 31, 2002, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, officers and persons who own more than ten percent of a registered class of our equity securities have been complied with.

ITEM 10.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following information sets forth compensation earned by our Chief Executive Officer and all other of its named executive officers whose annual compensation exceeded $100,000 in 2002, for services rendered during the fiscal years indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG TERM
                                                            ANNUAL COMPENSATION                       COMPENSATION
                                             --------------------------------------------------       ------------
           NAME AND                                                                               SECURITIES UNDERLYING
      PRINCIPAL POSITION            YEAR         SALARY($)         BONUS($)        OTHER($)              OPTIONS
      ------------------            ----         ---------         --------        --------              -------
Dina Dwyer-Owens,                   2002         $ 170,779        $  55,842          ----                 ----
   President and CEO                2001           152,942           19,615          ----                 ----
                                    2000           142,822           40,172          ----                 ----

Robert Tunmire,                     2002     (1) $ 195,604        $ 178,385          ----                 ----
   Executive Vice President         2001     (1)   128,124          175,566          ----                 ----
                                    2000     (1)   125,716          132,650          ----                 ----

Thomas J. Buckley,                  2002         $ 131,515        $  92,486          ----                5,000
   Vice President & Chief           2001           126,500           33,065          ----               25,000
   Financial Officer                2000           126,890           68,072          ----                5,000

Michael Bidwell,                    2002         $ 127,024        $ 117,313          ----                5,000
   Chief Operating Officer          2001           130,062          119,424          ----                 ----
                                    2000           117,756          235,372          ----                5,000

Deborah Wright-Hood                 2002         $ 106,999        $  24,116          ----                 ----
   Secretary & Vice                 2001           100,486           11,038          ----                 ----
   President of                     2000            87,000           19,149          ----                 ----
   Administration

-----------------------------------

(1)      Includes salary plus commissions from franchise sales.

         The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 2002:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                 NUMBER OF            PERCENT OF TOTAL
                                SECURITIES            OPTIONS GRANTED TO            EXERCISE
                                UNDERLYING               EMPLOYEES                  OR BASE               EXPIRATION
     NAME                     OPTIONS GRANTED          IN FISCAL YEAR              PRICE (1)                  DATE
     ----                     ---------------          --------------              ---------                  ----
Dina Dwyer-Owens                   ----                    ----                       ----                     ----
Robert Tunmire                     ----                    ----                       ----                     ----
Thomas J. Buckley                 5,000                     3.2%                     $4.05                  2/28/12
Michael Bidwell                   5,000                     3.2%                     $4.05                  2/28/12
Deborah Wright-Hood                ----                    ----                       ----                     ----

(1) Reflects the per share exercise price, which is equal to or greater than the closing market price of the underlying security on the date of grant.

         In relation to the Company's stock option plan, the following table shows option exercises during the year ended December 31, 2002 and the value of unexercised options at December 31, 2002 for the named executive officers who exercised options during 2002 or who had unexercised options at December 31, 2002:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                              NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING                 VALUE OF
                                                                             UNEXERCISED             UNEXERCISED IN-
                                                                          OPTIONS AT FISCAL         THE-MONEY OPTIONS
                                                                              YEAR END             AT FISCAL YEAR END
                              SHARES ACQUIRED                               (EXERCISABLE/            (EXERCISABLE/
     NAME                       ON EXERCISE         VALUE REALIZED         UNEXERCISABLE)          UNEXERCISABLE) (1)
     ----                       -----------         --------------         -------------           -------------
Dina Dwyer-Owens                    ----                 ----                5,000 / -0-               $9,775 / $0
Robert Tunmire                      ----                 ----               100,000 / -0-             $133,000 / $0
Thomas J. Buckley                   ----                 ----              90,405 / 35,800         $172,333 / $50,308
Michael Bidwell                     ----                 ----              86,600 / 14,400         $109,141 / $16,269

-----------------------------

(1) The closing price of our Common Stock on December 31, 2002 was $3.83 per share.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2002, certain information regarding the beneficial ownership of Common Stock by (i) each of the named executive officers, (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (iii) each director of the Company and (iv) all directors and officers as a group:

                                                                                      BENEFICIAL OWNERSHIP (1)
                                                                                      ------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                            NUMBER OF SHARES         PERCENT (2)
------------------------------------                                            ----------------         -----------
Dwyer Investments, Ltd. (4)                                                         3,800,706               53.8%
Donald J. Dwyer Family Trust (4)                                                      115,659                1.6%
Theresa Dwyer (3) (5) (6) (7)                                                       4,236,853               60.0%
Donald J. Dwyer, Jr. (3) (7) (8) (9)                                                  685,422                9.7%
Dina Dwyer-Owens (3) (8) (9)                                                          569,015                8.0%
Robert Tunmire (3) (8) (10)                                                           683,934                9.6%
Deborah Wright-Hood (3) (8)                                                           562,284                8.0%
Thomas Buckley (3) (11)                                                               127,105                1.8%
John Hayes (12)                                                                        60,670                  *
Burton D. Cohen (13)                                                                      ---                  *
Donald E. Latin (14)                                                                   32,500                  *
Michael Bidwell (3) (15)                                                              129,345                1.8%
Darren Dwyer (3) (8)                                                                  533,215                7.6%
Douglas Dwyer (3) (8)                                                                 550,597                7.8%
Donna Dwyer-Van Zandt (3) (8)                                                         559,879                7.9%
Renaissance Capital Growth & Income Fund III (16)                                     675,000                9.6%
All officers and directors as a group (ten people) (5) (6) (17)                     4,729,735               63.5%

----------------------

*Less than 1%.

(1) Each beneficial owner's percentage ownership is determined by including shares over which the person has voting power or dispositive power and by assuming that exercisable options that are held by such person (but not those held by any other person) have been exercised. Except as noted, we believe that all persons named in the table have voting or dispositive power (as noted) with respect to all shares of Common Stock beneficially owned by them.

(2) Based on a total of 7,063,931 shares of Common Stock outstanding prior to the exercise of any outstanding options or warrants.

(3) The principal business address of each of these individuals is c/o the Company, 1010 N. University Parks Drive, Waco, Texas 76707.

(4) Mr. Dwyer, former Chairman of the Board, President and CEO of the Company, died in 1994. In 1997, his Estate distributed 4,077,501 shares of Common Stock beneficially owned by the Estate to Ms. Theresa Dwyer with the remaining 115,423 shares distributed to the Donald J. Dwyer Family Trust (the "Trust), of which Ms. Theresa Dwyer and Mr. Donald Dwyer, Jr. are Co-Trustees. Also in 1997, Ms. Theresa Dwyer contributed 3,899,182 beneficially owned shares, and the Trust contributed 115,092 beneficially owned shares, to Dwyer Investments, Ltd. (the "Partnership") in exchange for equity interests. In 1998, Ms. Theresa Dwyer sold 13.3% limited partnership interests in the Partnership to The Donald J. Dwyer, Jr. GST Trust, The Donna Dwyer-Van Zandt GST Trust, The Deborah Wright-Hood GST Trust, The Dina Dwyer-Owens GST Trust, The Darren Dwyer GST Trust, The Douglas Dwyer GST Trust, (each individual is trustee of their generation-skipping trusts), and to Mr. Robert Tunmire, individually. Ms. Theresa Dwyer, as managing partner, has sole dispositive power over the stock owned by the Partnership. The principal address for the Partnership and the Trust is c/o the Company, 1010 N. University Parks Drive, Waco, Texas, 76707.

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

(9) Includes 5,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(10) Includes 100,000 shares of Common Stock now exercisable under an Incentive Stock Option Plan.

(11) Includes 93,405 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(12) Includes 60,420 shares of Common Stock now exercisable or exercisable within 60 days pursuant to stock options. The principal business address of Mr. Hayes is 6612 Dupper Court, Dallas, Texas 75252.

(13) The principal business address of Mr. Cohen is 300 Cedar Avenue, Highland Park, IL 60035.

(14) Includes 22,000 shares of Common Stock now exercisable or exercisable within 60 days pursuant to stock options. The principal business address of Mr. Latin is 3102 Maple Avenue, Suite 450, Dallas, TX 75201.

(15) Includes 97,600 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

(16) The principal business address of Renaissance Capital Growth & Income Fund III, Inc. is c/o Renaissance Capital Group, Inc., 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(17) Includes 383,425 shares of Common Stock now exercisable or exercisable within 60 days under an Incentive Stock Option Plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         We engage in a number of transactions with our Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates").

         In 2001, we purchased our principal executive and administrative facilities (land, buildings and equipment) from Ms. Dwyer for approximately $3.7 million, which equaled the independently appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at her basis of approximately $2.8 million, with the difference being reflected as a reduction in stockholders' equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. Ms. Dwyer used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt. We used the excess cash of approximately $1.5 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.

         In December of 2002, we purchased a house and vacant property adjacent to our principal executive and administrative facilities from Ms. Dwyer for approximately $332,000, which equaled the independently appraised value of the assets. In accordance with generally accepted accounting principles, the transaction was recorded at her basis of approximately $75,000, with the difference being reflected as a reduction in stockholders' equity. This entire purchase was funded through the forgiveness of related party debt.

         We receive promotional materials and services from Affiliates. We expensed approximately $106,000 for these services in 2002, and $288,000 in 2001.

         We recognized income from Affiliates for accounting, administrative services, interest income, product sales commissions and management fees of approximately $390,000 in 2002, and $479,000 in 2001. In addition, from time-to-time, we have made advances to the Affiliates, which generally have not had specific repayment terms and have been reflected in our financial statements as accounts receivable or notes receivable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of ourselves and one or more of its Affiliates. The company that pays the invoice is reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         We paid an independent director approximately $33,000 in 2002 and $33,000 in 2001, for board fees. In addition, another independent director provides consulting services regarding public relations, marketing and special projects. We paid approximately $106,000 in 2002 and $108,000 in 2001 for these services and board fees. In addition, we paid a new independent director approximately $16,000 in 2002 for board fees.

         At December 31, 2002 and 2001, we had accounts, interest and notes receivable from related parties totaling approximately $377,000 and $490,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

         Dina Dwyer-Owens, Deborah Wright-Hood, Donald J. Dwyer, Jr., Darren Dwyer, Douglas Dwyer, and Donna Dwyer-Van Zandt are the children of Ms. Dwyer and the late founder, Donald J. Dwyer, Sr.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Documents filed as a part of this report:

1.       Financial Statements

                  The Consolidated Financial Statements of the Company are included in Part II, Item 7. See index on page 33.

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

10.73     Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (16)

10.74     Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (16)

10.75     Form of Stock Option Agreement dated June 22, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (16)

10.76     Form of Stock Option Agreement dated October 30, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's Common Stock. (16)

10.77     Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (16)

10.78     Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (16)

10.79     Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's Common Stock. (16)

10.80     Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Tom Buckley for 25,000 shares of the Company's Common Stock. (16)

10.81     Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock. (16)

10.82     Form of Stock Option Agreement dated February 28, 2002 by and between the Company and John Hayes for

          5,000 shares of the Company's Common Stock. (16)

10.83     Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock. (16)

10.84     Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock. (16)

10.85*    Form of Stock Option Agreement dated April 29, 2002 by and between the Company and Burt Cohen for 40,000 shares of the Company's Common Stock.

10.86*    Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Burt Cohen for 10,000 shares of the Company's Common Stock.

10.87*    Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.

21.1*     List of Subsidiaries

23.1*     Consent of Independent Certified Public Accountants related to S-8 filing

99.1*     Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

99.2*     Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

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

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).

(15) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000 (SEC File No. 0-15227).

(16) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2001 (SEC File No. 0-15227).

(b)      Reports on Form 8-K

         (1)      None

ITEM 14.   CONTROLS AND PROCEDURES

         We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in our reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer believe that these procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

         We maintain a system of internal controls designed to provide a reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with managements general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

         Since the date of the most recent evaluation of our internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 21st day of March 2003.

                  The Dwyer Group, Inc.

                  By: /s/ Thomas J. Buckley
                      -------------------------
                      Thomas J. Buckley, Vice President, Chief Financial Officer and Treasurer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signatures                                Title                                       Date
     ----------                                -----                                       ----
/s/ Theresa Dwyer                       Chairperson of the Board                      March 21, 2003
------------------------                of Directors and Director
Theresa Dwyer

/s/ Dina Dwyer-Owens                    President, Chief                              March 21, 2003
-----------------------                 Executive Officer, and Director
Dina Dwyer-Owens                        (Principal Executive Officer)

/s/ Robert Tunmire                      Executive Vice President                      March 21, 2003
------------------------                and Director
Robert Tunmire

/s/ Thomas J. Buckley                   Vice President, Chief                         March 21, 2003
------------------------                Financial Officer and Treasurer
Thomas J. Buckley                       (Principal Financial and Accounting Officer)

/s/ Burton D. Cohen                     Director                                      March 21, 2003
------------------------
Burton D. Cohen

/s/ Donald J. Dwyer, Jr.                Director                                      March 21, 2003
------------------------
Donald J. Dwyer, Jr.

/s/ John P. Hayes                       Director                                      March 21, 2003
------------------------
John P. Hayes

/s/ Donald E. Latin                     Director                                      March 21, 2003
------------------------
Donald E. Latin

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Dwyer Group, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dina Dwyer-Owens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: \s\ Dina Dwyer-Owens
    --------------------
Dina Dwyer-Owens
Chief Executive Officer
March 21, 2003

         A signed original of this written statement required by Section 906 has been provided to The Dwyer Group, Inc. and will be retained by The Dwyer Group, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Dwyer Group, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Buckley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: \s\ Thomas Buckley
    ------------------
Thomas Buckley
Vice President and Chief Financial Officer
March 21, 2003

         A signed original of this written statement required by Section 906 has been provided to The Dwyer Group, Inc. and will be retained by The Dwyer Group, Inc.,and furnished to the Securities and Exchange Commission or its staff upon request.

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Dina Dwyer-Owens, President and Chief Executive Officer of The Dwyer Group, Inc., certify that:

         (1) I have reviewed this Annual Report on Form 10-KSB of The Dwyer Group, Inc.

         (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: \s\ Dina Dwyer-Owens
    --------------------
Dina Dwyer-Owens
Chief Executive Officer
March 21, 2003

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas Buckley, Vice President and Chief Financial Officer of The Dwyer Group, Inc., certify that:

         (1) I have reviewed this Annual Report on Form 10-KSB of The Dwyer Group, Inc.

         (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: \s\ Thomas Buckley
    ------------------
Thomas Buckley
Vice President and Chief Financial Officer
March 21, 2003

INDEX TO FINANCIAL STATEMENTS

                                                                                                                    Page
                                                                                                                    ----
Report of Independent Certified Public Accountants............................................................         34

Consolidated Balance Sheets as of December 31, 2002 and 2001..................................................    35 - 36

Consolidated Statements of Income for the years ended December 31, 2002 and 2001..............................         37

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
     years ended December 31, 2002 and 2001...................................................................         38

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001..........................         39

Notes to Consolidated Financial Statements....................................................................    40 - 56

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
The Dwyer Group, Inc.
Waco, Texas

We have audited the accompanying consolidated balance sheets of The Dwyer Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dwyer Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

BDO SEIDMAN, LLP
Dallas, Texas
February 27, 2003

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      DECEMBER 31,
                                                                            --------------------------------
                                                                                2002                2001
                                                                            -------------        -----------

CURRENT ASSETS:
       Cash and cash equivalents                                            $   1,486,256        $   790,151
       Marketable securities, available-for-sale                                  572,070            548,089
       Trade accounts receivable, net of allowance for doubtful
             accounts of $375,996 and $471,621, respectively                    1,852,834          1,836,643
       Accounts receivable from related parties                                   116,901            323,507
       Accrued interest receivable                                                 69,344             48,960
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $92,065 and $68,600, respectively             2,209,542          1,718,505
       Inventories                                                                 74,885             81,702
       Prepaid expenses                                                           470,762            360,617
       Federal income tax receivable                                                    -              8,017
       Notes receivable from related parties, current portion                     184,384            188,349
                                                                            -------------        -----------

          TOTAL CURRENT ASSETS                                                  7,036,978          5,904,540

PROPERTY AND EQUIPMENT, at cost, net                                            4,086,419          3,592,162

NOTES AND ACCOUNTS RECEIVABLE FROM RELATED PARTIES                                 75,484             85,925

TRADE NOTES RECEIVABLE, net of allowance for doubtful notes of
             $1,635,787 and $1,107,201, respectively                            6,587,095          5,198,414

GOODWILL                                                                        5,030,081          5,030,081

PURCHASED FRANCHISE RIGHTS, net                                                 2,877,346          3,441,492

COVENANT NOT TO COMPETE, net                                                       11,661             31,661

NET DEFERRED TAX ASSET                                                            846,568            662,097

OTHER ASSETS                                                                      619,730            600,090
                                                                            -------------        -----------
TOTAL ASSETS                                                                $  27,171,362        $24,546,462
                                                                            =============        ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     DECEMBER 31,
                                                                            --------------------------------
                                                                                2002                2001
                                                                            -------------        -----------
CURRENT LIABILITIES:
       Accounts payable, trade                                              $     898,424        $   464,074
       Accrued liabilities                                                        947,305            944,467
       Accrued interest                                                           283,758            103,646
       Accrued payroll                                                            675,528            656,524
       Deferred franchise sales revenue                                           302,142            245,082
       Litigation reserves                                                         10,000            129,500
       Federal income tax payable                                                  89,149              8,220
       Current maturities of long-term debt                                     1,117,312          1,309,711
                                                                            -------------        -----------

          TOTAL CURRENT LIABILITIES                                             4,323,618          3,861,224

LONG-TERM DEBT, less current maturities                                         2,690,761          3,257,344

DEFERRED FRANCHISE SALES REVENUE                                                   82,592            163,309
                                                                            -------------        -----------

TOTAL LIABILITIES                                                               7,096,971          7,281,877

Commitments and contingencies

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value - 500,000 shares authorized,
               none outstanding                                                         -                  -
       Common stock, $.10 par value - 15,000,000 shares authorized;
               7,711,185 and 7,645,185 issued and 7,063,931 and
               6,997,931 outstanding, respectively                                771,122            764,522
       Additional paid-in capital                                               9,112,248          9,257,888
       Retained earnings                                                       11,469,780          8,523,364
       Accumulated other comprehensive loss                                       (68,607)           (71,037)
       Treasury stock, at cost, 647,254 shares in 2002 and 2001                (1,210,152)        (1,210,152)
                                                                            -------------        -----------

TOTAL STOCKHOLDERS' EQUITY                                                     20,074,391         17,264,585
                                                                            -------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  27,171,362        $24,546,462
                                                                            =============        ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP,INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------
                                                                                2002                2001
                                                                            -------------        ------------
REVENUES AND INCOME:
     Royalties                                                              $  14,421,796        $ 12,891,657
     Franchise fees                                                             6,295,992           4,557,359
     Sales of products and services                                             3,585,504           3,409,058
     Interest                                                                     821,867             748,331
     Gain on sale of investments                                                        -             112,270
     Other                                                                        740,825             645,902
                                                                            -------------        ------------
        TOTAL REVENUES AND INCOME                                              25,865,984          22,364,577
                                                                            -------------        ------------

COSTS AND EXPENSES:
     General, administrative and selling                                       16,427,130          14,197,261
     Costs of product and service sales                                         2,979,154           2,832,089
     Depreciation and amortization                                              1,350,086           1,461,160
     Interest                                                                     480,710             445,152
                                                                            -------------        ------------
        TOTAL COSTS AND EXPENSES                                               21,237,080          18,935,662
                                                                            -------------        ------------

Income before income taxes                                                      4,628,904           3,428,915
Income tax expense                                                             (1,682,488)         (1,090,637)
                                                                            -------------        ------------

NET INCOME                                                                  $   2,946,416        $  2,338,278
                                                                            =============        ============

EARNINGS PER SHARE - BASIC                                                  $        0.42        $       0.33
                                                                            =============        ============

EARNINGS PER SHARE - DILUTED                                                $        0.40        $       0.33
                                                                            =============        ============

WEIGHTED AVERAGE COMMON SHARES                                                  7,030,397           6,997,931
                                                                            =============        ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                                                 7,405,053           7,180,199
                                                                            =============        ============

    The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31,2002 AND 2001

                                                                                                          COMPREHENSIVE
                                                                      STOCKHOLDERS' EQUITY                   INCOME
                                                                   ----------------------------    ---------------------------
                                                                     SHARES          DOLLARS           2001            2002
                                                                   ---------      -------------    ------------    -----------
COMMON STOCK
      Balance at January 1,  2001                                  7,645,185      $     764,522
         Issuance of common stock                                     66,000              6,600
                                                                   ---------      -------------
      Balance at December 31, 2002                                 7,711,185      $     771,122
                                                                   =========      =============

ADDITIONAL PAID-IN CAPITAL
      Balance at January 1, 2001                                                  $  10,193,855
        Purchase of land from related party                                            (935,967)
      Balance at December 31, 2001                                                    9,257,888
        Issuance of stock                                                               109,260
        Issuance of warrants                                                              2,100
        Purchase of land from related party                                            (257,000)
                                                                                  -------------
      Balance at December 31, 2002                                                $   9,112,248
                                                                                  =============

RETAINED EARNINGS
      Balance at January 1, 2001                                                  $   6,185,086
         Net income                                                                   2,338,278    $  2,338,278
                                                                                  -------------
      Balance at December 31, 2001                                                    8,523,364
         Net income                                                                   2,946,416                    $ 2,946,416
                                                                                  -------------
      Balance at December 31, 2002                                                $  11,469,780
                                                                                  =============

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Balance at January 1, 2001                                                  $     (46,237)
         Increase in carrying value of investments
              (net of tax expense of $1,392)                                              2,702           2,702
         Foreign currency translation adjustment                                        (27,502)        (27,502)
                                                                                  -------------
      Balance at December 31, 2001                                                      (71,037)
                                                                                  -------------
         Increase in carrying value of investments
              (net of tax expense of $1,321)                                              2,565                          2,565
         Foreign currency translation adjustment                                           (135)                          (135)
                                                                                  -------------
      Balance at December 31, 2002                                                $     (68,607)
                                                                                  =============

TREASURY STOCK
      Balance at January 1, 2001                                    (647,254)     $  (1,210,152)

                                                                   ---------      -------------
      Balance at December 31, 2001 and 2002                         (647,254)     $  (1,210,152)
                                                                   =========      =============

TOTAL STOCKHOLDERS' EQUITY                                         7,063,931      $  20,074,391
                                                                   =========      =============    ------------    -----------

TOTAL COMPREHENSIVE INCOME                                                                         $  2,313,478    $ 2,948,846
                                                                                                   ============    ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------
                                                                                     2002               2001
                                                                                  -------------    ------------
Operating activities:
     Net income                                                                   $   2,946,416    $  2,338,278
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                                 1,350,086       1,461,160
        Gain on sale of securities                                                            -        (112,270)
        Change in reserve for doubtful accounts                                       1,178,464         480,300
        Notes received for franchise sales                                           (4,206,774)     (2,145,099)
        Notes received other than franchise sales                                      (914,052)       (799,722)
        Change in deferred tax asset                                                   (184,471)        (50,546)
    Changes in assets and liabilities:
        Accounts and interest receivable                                                (36,575)        248,578
        Receivables / payables to related parties                                      (125,394)         32,422
        Inventories                                                                       6,817          15,667
        Prepaid expenses                                                               (110,145)       (159,325)
        Federal income tax receivable                                                     8,017         103,646
        Accrued interest payable                                                        180,112         322,235
        Accounts payable and accrued liabilities                                        417,621        (523,129)
        Deferred franchise sales revenue                                                (23,660)       (160,683)
        Other                                                                             5,548         (44,124)
                                                                                  -------------    ------------
  Net cash provided by operating activities                                             492,010       1,007,388
                                                                                  -------------    ------------
Investing activities:
    Collections on notes receivable                                                   2,141,871       1,707,371
    Proceeds from sale of assets                                                         24,206               -
    Purchases of property and equipment                                              (1,011,941)     (3,965,023)
    Purchases of franchise rights                                                       (50,000)        (46,367)
    Acquisition of other assets                                                         (78,696)       (292,004)
    Purchase of marketable securities                                                   (15,834)        (18,359)
    Proceeds from sale of marketable securities                                               -         159,262
    Collections on notes receivable from related parties                                 14,406       1,917,114
                                                                                  -------------    ------------
  Net cash provided by (used in) investing activities                                 1,024,012        (538,006)
                                                                                  -------------    ------------
Financing activities:
    Proceeds from exercise of stock options                                             115,860               -
    Proceeds from borrowings                                                            509,881       2,852,800
    Payments on borrowings                                                           (1,445,658)     (2,678,883)
                                                                                  -------------    ------------
  Net cash used in financing activities                                                (819,917)        173,917
                                                                                  -------------    ------------

Net increase in cash and cash equivalents                                               696,105         643,299
Cash and cash equivalents, beginning of period                                          790,151         146,852
                                                                                  -------------    ------------

Cash and cash equivalents, end of period                                          $   1,486,256    $    790,151
                                                                                  =============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                     THE BWYER GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Organization and Description of Business

         The Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internationally through franchising. The consolidated financial statements include the accounts of The Dwyer Group, Inc. and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         The Company was incorporated in 1970 in the State of Oklahoma under the name Mr. Rooter Corporation of America, Inc. The Company's name was changed to Mr. Rooter Corporation ("Mr. Rooter") in 1972, and in 1986 it was reincorporated as a Delaware corporation. In 1993, it was renamed The Dwyer Group, Inc.

         The Company provides a diverse array of specialty services internationally through its service-based franchising businesses. The Company currently owns six such businesses, which have an aggregate of 775 franchisees located in the United States and Canada, and through its master licensees, approximately 275 franchisees in 15 other foreign countries. The Company has positioned itself as a consolidator of franchising businesses in order to benefit from economies of scale achievable through the pooling of resources. The Company believes that franchisees are attracted to its franchise opportunities because of the depth of its support services, its commitment to its mission and vision statements and the established reputation of its management team.

         In 2002 and 2001, the Company operated its businesses through the following wholly owned subsidiaries:

         - Mr. Rooter Corporation ("Mr. Rooter") is a franchisor of plumbing repair and drain cleaning services. As of December 31, 2002, Mr. Rooter had 200 franchisees in the United States and Canada, and, through master licensees, 70 franchises in six other countries. In 2002, Mr. Rooter accounted for approximately 31.1% of our consolidated revenues.

         -        Rainbow International Carpet Dyeing and Cleaning Co.
                  ("Rainbow") is a franchisor of carpet cleaning and dyeing, air duct cleaning, and smoke, fire and water restoration services. As of December 31, 2002, Rainbow had 252 franchisees in the United States and Canada and, through master franchise licensees, 153 franchise operations in eight other countries. In 2002, Rainbow accounted for approximately 15.0% of our consolidated revenues.

         - Mr. Electric Corp. ("Mr. Electric") is a franchisor of electrical repair and service businesses. As of December 31, 2002, Mr. Electric had 110 franchises in the United States and Canada, and through master licensees, 33 franchise operations in three other countries. In 2002, Mr. Electric accounted for approximately 8.8% of our consolidated revenues.

         - Aire Serv Heating & Air Conditioning, Inc. ("Aire Serv") is a franchisor of heating, ventilating and air conditioning service businesses. As of December 31, 2002, Aire Serv had 63 franchisees in the United States, and through master licensees, 11 franchisees in two other countries. In 2002, Aire Serv accounted for approximately 6.7% of our consolidated revenues.

         - Mr. Appliance Corp. ("Mr. Appliance") is a franchisor of businesses relating to service and repair of appliances (both residential and commercial). As of December 31, 2002, Mr. Appliance had 50 franchisees in the United States and one in another country. In 2002, Mr. Appliance accounted for approximately 2.8% of our consolidated revenues.

         - Synergistic International, Inc., which was incorporated in July 1998, is franchisor of Glass Doctor, a service concept whose business is the replacement of automobile, residential and commercial glass. We purchased the concept in July 1998, from an unrelated third party. As of December 31, 2002, Glass

                  Doctor had 100 franchisees, all in the United States. In 2002, Glass Doctor accounted for approximately 16.8% of our consolidated revenues.

         - The Dwyer Group National Accounts, Inc. ("National Accounts") solicits commercial national account customers who can call a toll-free number for their general repair and 24-hour emergency service needs. The order is filled through our network of franchisees or qualified subcontractors. In 2002, National Accounts accounted for approximately 12.8% of our consolidated revenues.

         - The Dwyer Group Canada, Inc. ("TDG Canada") was incorporated in January of 1998, in order to market and service certain of our franchise concepts in Canada. Currently, those concepts are: Mr. Rooter, Mr. Electric and Rainbow. In 2002, TDG Canada accounted for approximately 2.4% of our consolidated revenues.

The Company's primary sources of revenues are as follows:

         - Royalties from existing franchisees based on a percentage of each franchisee's gross sales. These fees generally range from 2% to 7% of the franchisee's weekly sales, depending upon the particular franchise concept and upon various other factors.

         - Franchise fees generated from the sale of new franchise territories.

         -        Sales of services to unrelated third parties by National
                  Accounts.

B.       Inventories

         Inventories consist of products to be sold to franchisees and are stated at the lower of cost (first-in, first-out method) or market.

C.       Property and Equipment

         Property and equipment is stated at cost less accumulated depreciation, excluding the facilities and land purchased from a related party (see Note 9), which was recorded at the affiliate's basis. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty years. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of property capitalized under capital leases is included with depreciation expense.

         The Company reviews the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that such carrying value may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. There was no such impairment recorded in 2002 or 2001.

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

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                ------------------------------------
                                          Net Income             Shares            Per Share
                                         (Numerator)          (Denominator)          Amount
                                          ---------           -------------          ------
Basic EPS                                 $2,946,416             7,030,397            $.42
                                          ==========                                  ====
Effect of dilutive
     warrants and options                                          374,656
                                                                ----------

Diluted EPS                               $2,946,416             7,405,053            $.40
                                          ==========             =========            ====

                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                                 ------------------------------------
                                          Net Income             Shares            Per Share
                                         (Numerator)          (Denominator)          Amount
                                         -----------          -------------          ------
Basic EPS                                 $2,338,278             6,997,931            $.33
                                          ==========                                  ====
Effect of dilutive
     warrants and options                                          182,268
                                                                ----------

Diluted EPS                               $2,338,278             7,180,199            $.33
                                          ==========            ==========            ====

         Options and warrants to purchase 227,250 and 125,000 shares of common stock were outstanding at year end 2002 and 2001, respectively, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

E.       Stock Based Compensation

         In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures.

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, net income and earnings per common share for 2002 and 2001 would approximate the pro forma amounts below:

                                                                          2002              2001
                                                                          ----              ----
Net income, as reported                                                $2,946,000        $2,338,000
Deduct: Total stock-based employee compensation expense
      determined under fair value based methods for all awards,
      net of tax effects                                                  (64,000)          (74,000)
                                                                       ----------        ----------
Pro forma net income                                                   $2,882,000        $2,264,000
                                                                       ==========        ==========

Net income per share
   Basic, as reported                                                  $      .42        $      .33
   Basic, pro forma                                                    $      .41        $      .32
   Diluted, as reported                                                $      .40        $      .33
   Diluted, pro forma                                                  $      .39        $      .32

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future results.

F.       Cash and Cash Equivalents

         The Company considers all cash and highly liquid investments purchased with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risks on cash and cash equivalents. Cash equivalents includes, but is not limited to, money market funds of $146,603 at December 31, 2002 and $223,873 at December 31, 2001.

G.       Franchise Operations

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

         Revenues from franchise royalties are generally recognized when sales reports are received from franchisees.

         The Company generally collects and holds in escrow (for each of its franchise concepts) 2% of each franchisee's sales to be used for national advertising. Mr. Rooter, Rainbow, Mr. Electric, and Glass Doctor have a maximum amount per franchisee to be contributed in a given year. In order to accurately reflect the nature of such advertising funds, the amounts related to such funds are excluded from our financial statements.

         Revenues from product sales are recognized when orders are shipped. Revenues from services are recognized upon completion of the service.

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

         The Company files a consolidated tax return, which includes its domestic Subsidiaries.

I.       Goodwill and Covenant Not to Compete

         Goodwill is the excess of the cost of acquiring Glass Doctor over the fair value of the net assets acquired. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for years beginning after December 31, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statements. Effective January 1, 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets. The Company has performed initial and ongoing assessments and determined that there was no impairment of goodwill at December 31, 2002. As a result of the adoption of SFAS 142 and the application of the no amortization provisions of that statement, the Company recorded no amortization of goodwill for 2002. Prior to 2002, goodwill was being amortized at the rate of approximately $189,000 per year.

         In connection with the Glass Doctor acquisition, the Company also recorded $100,000 as the value of a covenant not to compete. This amount is being amortized over five years, the life of the agreement. Amortization expense was $20,000 in 2002 and 2001. Accumulated amortization totaled $88,334 at December 31, 2002.

         The table below represents (in thousands) a reconciliation for the years ended December 31, 2002 and 2001, to show the effect of the adoption of SFAS 142.

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                        2002            2001
                                                        ----            ----
Reported net income                                    $2,946          $2,338
Add: goodwill amortization, net of tax                      -             121
                                                       ------          ------
Adjusted net income                                    $2,946          $2,459
                                                       ======          ======

BASIC EARNINGS PER SHARE:
   Reported net income                                 $  .42          $  .33
   Add: goodwill amortization, net of tax                   -             .02
                                                       ------          ------
   Adjusted net income                                 $  .42          $  .35
                                                       ======          ======
DILUTED EARNINGS PER SHARE:
   Reported net income                                 $  .40          $  .33
   Add: goodwill amortization, net of tax                   -             .02
                                                       ------          ------
   Adjusted net income                                 $  .40          $  .35
                                                       ======          ======

J.       Purchased Franchise Rights and Other Intangible Assets

         The Company has, from time-to-time, repurchased regional franchise rights. Regional franchise repurchases are recorded at the lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. Periodically, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary. If an adjustment was required, a discounted cash flow analysis would be performed and an impairment loss would be recorded. There was no such impairment recorded in 2002 or 2001. The Company had an investment of $2,877,346 and $3,441,492 in purchased franchise rights at December 31, 2002 and 2001, respectively. Accumulated amortization totaled $2,691,363 at December 31, 2002.

         The costs of purchased franchise rights are amortized using the straight-line method over their estimated lives of five to seven years. The costs of other intangible assets, primarily patents and trademarks, are amortized over fifteen years.

K.       Marketable Securities

         Marketable securities, available-for-sale are carried at fair value, with unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss) in stockholders' equity. The increase or decrease in such gains or losses in a given year are reported as comprehensive income or loss. Realized gains and losses are included in income or loss.

         At December 31, 2002 and 2001, the amortized cost and estimated fair values of marketable securities are shown below.

                      DECEMBER 31, 2002
--------------------------------------------------------------
AMORTIZED          NET UNREALIZED        ESTIMATED FAIR
   COST                LOSSES                VALUE
$ 575,282              $3,212              $ 572,070

                      DECEMBER 31, 2001
--------------------------------------------------------------
    AMORTIZED          NET UNREALIZED        ESTIMATED FAIR
       COST                 GAINS                VALUE
    $ 547,718               $ 371              $ 548,089

         During 2002, the Company purchased marketable securities at a cost of $15,831. At December 31, 2002, the estimated fair value of marketable securities was comprised of $111,878 in U.S. Treasury bills and $460,192 in common stocks and mutual funds. At December 31, 2001, the estimated fair value of marketable securities was comprised of $211,188 in U.S. Treasury bills and $336,901 in common stock and mutual funds.

L.       Foreign Currency Translation

         Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are recorded in stockholders' equity. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in operations.

M.       Accounts Receivable, Notes Receivable and Allowances

         Accounts receivable are generally amounts due from franchisees for royalties. Such amounts are recorded as a receivable when sales reports are remitted by the franchisee. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on information available to the Company, management believes that the allowance for doubtful accounts, as of December 31, 2002, is adequate. However, actual write-off's might exceed the recorded allowance.

         Notes receivable are generally amounts due from franchisees for franchise fees or royalties. Such amounts are recorded as a receivable when the franchise fee is recorded as revenue or when sales reports are remitted by the franchisee. Management reviews notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on information available to the Company, management believes that the allowance for doubtful accounts, as of December 31, 2002, is adequate. However, actual write-off's might exceed the recorded allowance.

N.       Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

O.       New Accounting Standards

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of Statement of Financial Accounting Standards No. 4, 44, and 64, Amendment of Statement of Financial Accounting Standards No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. The Company will apply this guidance prospectively.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Gurantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Information on the Company's gurantees, including amounts paid on guarantees and outstanding balances is detailed in Note 10.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), which amended Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN No. 46). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

P.       Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.

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

B.       Common Stock

         Treasury Stock

         As of December 31, 2002, the company had repurchased a total of 647,254 shares of treasury stock at a cost of $1,210,152. No purchases were made in 2002 or 2001.

C.        Warrants and Non-Employee Stock Options

         Unless otherwise noted, options and warrants described below have not been exercised. The Company accounts for warrants and non-employee options based on their fair value at the time an agreement is made to issue the warrants or options.

         In 1996, in connection with the purchase of franchise rights, the Company issued options to purchase 28,500 shares of its Common Stock, at an exercise price of $2.25 per share, to a non-employee. These options expire in March 2007.

         In 1997, in connection with the purchase of franchise rights, the Company granted options to purchase 60,000 shares of its Common Stock at an exercise price of $1.75 per share, to a non-employee. Such options were purchased by certain officers of the Company in 2000 and were exercised in 2002.

         In 1998, the Company issued warrants to purchase our Common Stock to former employees in connection with severance agreements, as follows:

NUMBER OF WARRANTS                   EXERCISE PRICE                     EXPIRATION DATE
------------------                   --------------                     ---------------
     12,500                              $2.63                            April 2005
     21,420                              $2.00                            August 2008

         In 1999, the Company issued 100,000 warrants to purchase its Common Stock to a nonaffiliated third party in connection with the purchase of franchise rights. The warrants were issued at an exercise price of $3.00 per share and expire in 2005.

         In 2000, the Company issued 100,000 warrants to purchase its Common Stock to a nonaffiliated third party in connection with the purchase of franchise rights. The warrants were issued at an exercise price of $4.00 per share and expire in 2005.

         In 2000, the Company agreed to issue 2,000 warrants to one of its franchisees who serve as a consultant. The warrants were issued in the first quarter of 2001 at an exercise price of $2.38 per share and expire in 2010.

         In 2000, the Company also agreed to issue 46,500 warrants to purchase our Common Stock to a nonaffiliated third party in connection with an investor relations contract. Such warrants were issued in the first quarter of 2001 at an exercise price of $3.18 per share and expire in 2010.

         In 2002, the Company issued warrants to purchase our Common Stock to a nonaffiliated third party in connection with an investor relations contract, as follows:

NUMBER OF WARRANTS                   EXERCISE PRICE                     EXPIRATION DATE
------------------                   --------------                     ---------------
      4,000                              $4.63                            June 2012
      4,000                              $4.30                            September 2012
      4,000                              $4.33                            December 2012

         In 2002, the Company issued 5,000 warrants to purchase its Common Stock to a consultant. The warrants were issued at an exercise price of $3.95 per share and expire in 2012.

         In 2002, the Company issued 4,000 warrants to purchase its Common Stock to a nonaffiliated third party in conjunction with a consulting agreement. The warrants were issued at an exercise price of $4.00 per share and expire in 2012.

         For warrants issued, an amount approximating their fair value was recorded as operating expense and as a contribution to additional paid-in capital.

D.       Stock-Based Compensation Plan

         The Company sponsors a stock-based compensation plan (the "Plan"), which is described below. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) which, if fully adopted, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provision of SFAS 123 is optional, and the Company has decided not to elect these provisions. However, pro forma disclosures as if we had adopted the provisions are required and are presented below.

         Under the Plan, the Company is authorized to issue up to 990,000 shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options not qualified under Section 422 of the Code. Awards may be granted to our employees, directors or consultants. In 2002 and 2001, the Company granted both incentive stock options and nonqualified stock options.

         Employee Stock Options

         The Company granted a total of 156,250 and 153,875 awards in the form of incentive stock options and nonqualified stock options under the Plan in 2002 and 2001, respectively. Under the Plan, the options granted have contractual terms of 10 years. Options granted generally vest at the rate of 20% per year, beginning on the first anniversary of the date of grant. All options granted have an exercise price that is equal to or greater than the fair market value of a share of common stock on the grant date.

         A summary of the status of our stock options as of December 31, 2002 and 2001, and the changes during the years ended on those dates is presented below.

                                                         2002                          2001
                                                         ----                          ----
                                            # of Shares       Weighted       # of Shares       Weighted
                                            Underlying         Average        Underlying        Average
                                              Options       Exercise Prices    Options       Exercise Prices
                                            -----------     ---------------  -----------     ---------------
Outstanding at beginning of year              720,250        $     2.22           609,375        $2.30
Granted                                       156,250        $     3.97           153,875        $2.42
Exercised                                      (6,000)       $     1.81               ---         N/A
Forfeited                                     (30,250)       $     2.13            (3,000)       $2.87
Expired                                           ---               N/A           (40,000)       $4.06
                                              -------                        ------------
Outstanding at end of year                    840,250        $     2.55           720,250        $2.22
                                              =======                        ============
Exercisable at end of year                    485,500        $     2.19           390,450        $2.20
                                              =======                        ============

                                                                       2002                          2001
                                                                       ----                          ----
Weighted-average grant date fair value of all options
       granted during the year                                        $2.93                         $1.79

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002 and 2001: dividend yield of 0%; risk-free interest rates are different for each grant and range from 5.21% to 6.98%; and the expected lives of options are from
         2.5 to 6 years. Volatility of 2002 and 2001 grants was 59%.

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ----------------------------------------------     --------------------------------

                                      Wgtd. Avg.
   Range of            Number          Remaining       Wgtd. Avg.          Number           Wgtd. Avg.
Exercise Prices      Outstanding      Contr. Life    Exercise Price     Exercisable       Exercise Price
---------------      -----------      -----------    --------------     -----------       --------------
$1.81 to $2.50         608,250         5.4 years         $2.11            444,350             $2.10
$2.51 to $3.75         137,000         7.7 years         $3.36             41,150             $3.26
$3.76 to $4.25          95,000         9.8 years         $4.12               ----               ---
                     ---------                                            -------
                       840,250                                            485,500
                     =========                                            =======

NOTE 3. TRADE NOTES RECEIVABLE - FRANCHISE FEES AND DEFERRED FRANCHISE SALES REVENUE

         The Company receives notes from the sale of new franchises which are generally collateralized by the rights to the related franchise territory sold, and bear interest at the approximate market rates prevailing at the dates of the transactions. A summary of such notes receivable as of December 31 is as follows:

                                                                                 2002                     2001
                                                                                 ----                     ----
Amounts due within one year, net of allowance for doubtful
      Accounts of $92,065 and $68,600 in 2002 and 2001, respectively         $  2,209,542             $  1,718,505
Amounts due after one year, net of allowance for doubtful accounts
     of $1,635,787 and $1,107,201 in 2002 and 2001, respectively                6,587,095                5,198,414
                                                                             ------------             ------------

Total notes receivable                                                       $  8,796,637             $  6,916,919
                                                                             ============             ============

         Activity in the allowance for doubtful accounts was as follows:

                                                                                 2002                      2001
                                                                                 ----                      ----
Balance January 1                                                            $  1,175,801             $   947,763
Provision for doubtful accounts                                                 1,103,059                 433,032
Write-offs                                                                       (551,008)               (204,994)
                                                                             ------------             -----------

Balance, December 31                                                         $  1,727,852             $ 1,175,801
                                                                             ============             ===========

         At December 31, 2002 and 2001, the amounts of deferred revenue from franchise sales were $384,734 and $408,394, respectively. Fees from franchise sales accounted for by the installment method are collectible through 2007.

         At December 31, 2002, interest rates on trade notes receivable ranged from 6% to 12%.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

NOTE 4.    GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, trademarks, and purchased franchise rights (See Note 1). In accordance with SFAS No. 142, all of the Company's intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the assets has decreased below its carrying value. At December 31, 2002, the Company evaluated goodwill and determined no adjustment to impair goodwill was necessary.

                                                                 2002            2001
                                                              ----------       --------
Goodwill                                                      $    5,678       $  5,678
Accumulated amortization                                             648            648
                                                              ----------       --------
Goodwill, net                                                 $    5,030       $  5,030

Trademarks                                                    $      791       $    709
Accumulated amortization                                             198            148
                                                              ----------       --------
Trademarks, net                                               $      593       $    561

Purchased franchise rights and other intangibles              $    5,580       $  5,365
Accumulated Amortization                                           2,691          1,892
                                                              ----------       --------
Other intangible assets, net                                  $    2,889       $  3,473

Total intangible assets, net                                  $    8,512       $  9,064
                                                              ==========       ========

         Amortization expense consists of the following:

                                                                 2002            2001
                                                              ----------       --------
Goodwill                                                      $     ----       $    121
Trademarks                                                            50             35
Purchased franchise rights and other intangibles                     815            887
                                                              ----------       --------
Total amortization expense                                    $      865       $  1,043
                                                              ==========       ========

         The Company's weighted average amortization period for intangible assets is approximately 10 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

2003     $865
2004     $855
2005     $870
2006     $875
2007     $285

         In 2001, the Company purchased franchise rights from a non-affiliated third party. The total purchase price of approximately $46,000 was paid in cash and capitalized as Purchased Franchise Rights.

         In 2002, the Company purchased franchise rights from a non-affiliated third party. The total purchase price of approximately $227,000 was capitalized as Purchased Franchise Rights. Of such price, $50,000 was paid in cash. The Company issued a note payable for approximately $177,000 to fund the balance.

NOTE 5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of our financial instruments (all of which are held for non-trading purposes) are as follows:

                                              DECEMBER 31, 2002                       DECEMBER 31, 2001
                                              -----------------                       -----------------
                                       CARRYING                              CARRYING
                                        AMOUNT             FAIR VALUE         AMOUNT              FAIR VALUE
                                        ------             ----------         ------              ----------
Trade notes receivable                 $8,796,637          $8,729,519         $6,916,919          $6,849,996
Notes payable                          $3,808,073          $3,770,871         $4,567,055          $4,538,444

         The carrying amount of cash and cash equivalents approximates fair value. The carrying value of accounts receivable, accrued interest receivable, accounts payable, accrued liabilities, and other payables approximates fair value because of the relatively short maturities of these items. The fair value for fixed rate trade notes receivable is estimated using discounted cash flow analyses, using interest rates currently being offered for notes with similar terms to franchisees of similar credit quality. The fair value for notes payable is estimated using discounted cash flow analyses, using an interest rate at which we could borrow additional funds.

NOTE 6.    PROPERTY AND EQUIPMENT

         A summary of property and equipment is as follows:

                                                                        2002             2001
                                                                     ----------       ----------
Land                                                                 $  834,072       $  814,631
Building and improvements                                             2,626,073        2,018,024
Machinery and equipment                                               2,718,037        2,490,756
Furniture and fixtures                                                  374,619          312,740
                                                                     ----------       ----------
                                                                      6,552,801        5,636,151
Less accumulated depreciation                                         2,466,382        2,043,989
                                                                     ----------       ----------
                                                                     $4,086,419       $3,592,162
                                                                     ==========       ==========

         Depreciation expense was $484,439 in 2002 and $417,871 in 2001.

NOTE 7.    INCOME TAXES

         Federal income tax expense/benefit for the years ended December 31, 2002 and 2001 was as follows:

                                                   2002                 2001
                                                ----------            ----------
Current domestic tax expense                    $1,756,669            $1,182,266
Current foreign tax expense                        110,290                86,154
Deferred tax benefit                              (184,471)             (177,783)
                                                ----------            ----------

Total tax expense                               $1,682,488            $1,090,637
                                                ==========            ==========

         A reconciliation of income tax expense at the federal statutory rate to the income tax provision at our effective rate is as follows for the years ended December 31, 2002 and 2001:

                                                   2002                  2001
                                                   ----                  ----
                                                  AMOUNT        %       AMOUNT          %
                                                ----------     ---    ----------       ---
Federal income tax at statutory rate            $1,573,827      34%   $1,165,831        34%

Reduction in valuation allowance                      ----       0%     (339,611)      (10)%

State & foreign taxes                               25,042      .5%       18,945         1%

Other permanent differences                         83,619       3%      245,472         7%
                                                ----------      --    ----------       ---

Total tax expense                               $1,682,488      37%   $1,090,637        32%
                                                ==========      ==    ==========       ===

         U.S. and international components of income before income taxes were:

                                                   2002                  2001
                                                   ----                  ----
U.S.                                            $3,934,934            $2,535,557
International                                      693,970               893,358
                                                ----------            ----------
Income before income taxes                      $4,628,904            $3,428,915
                                                ==========            ==========

         The components of deferred income tax assets and liabilities at December 31, 2002 and 2001 were as follows:

                                                       2002            2001
                                                    -----------     -----------
Deferred tax liabilities:
   Accelerated depreciation and amortization        $   (86,588)    $   (98,977)
   Intangible assets                                   (356,016)       (224,491)
   Patents and trademarks                                (5,564)         (4,634)
                                                    -----------     -----------
Total deferred tax liabilities                         (448,168)       (328,102)
                                                    -----------     -----------

Deferred tax assets:
   Franchise agreements                                 411,468         266,669
   Reserves                                             676,666         599,409
   Deferred fees                                        104,511          78,698
   Other                                                102,091          45,423
                                                    -----------     -----------
Total deferred tax assets                             1,294,736         990,199
                                                    -----------     -----------

Net deferred income tax asset                       $   846,568     $   662,097
                                                    ===========     ===========

         The Company establishes valuation allowances in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of any valuation allowance and recognizes benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

         In the fourth quarter of 2000, the Company determined that certain tax credits were available to be applied against taxes incurred for 2000 and prior years. These credits had the effect of reducing overall tax expense by providing a tax benefit in 2000 and 2001. A benefit of approximately $142,000 was recorded in 2001.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

NOTE 8.    NOTES PAYABLE

The following notes payable were outstanding at December 31, 2002 and 2001. All are unsecured unless otherwise noted.

                                                                                                   2002           2001
                                                                                                   ----           ----
Variable rate (3.4% at December 31, 2002) mortgage note payable to a bank collateralized by facilities. Monthly payment of $15,900 plus interest, due in installments through February 2006. Note is subject to an interest rate swap
agreement. See explanation below.                                                               $2,536,059      $2,726,009

Variable rate (4.25% at December 31, 2002) line of credit with a $1,000,000 limit, collateralized by notes receivable. Minimum monthly payment equal to
interest on the outstanding balance. Expires in May 2003.                                          349,881            ----

8% note payable to an individual for the purchase of franchise rights, due in monthly
payments of $8,962 including interest, through September 2005.                                     255,362         347,433

4.25% note payable to a bank, collateralized by notes receivable due in monthly payments
of $10,347 including interest, through January 2005.                                               227,635         329,073

6% note payable to an individual for the purchase of franchise rights, due in monthly
payments of $10,295 including interest, through December 2003.                                     176,795            ----

9% note payable to an individual for the purchase of franchise rights, due in monthly
payments of $55,650 including interest, through February 2003.                                     110,059         736,968

Notes payable to a finance company under performance guarantees, with interest at
approximately 15%, payable in monthly installments through 2003.                                    36,431         152,722

8% note payable to an individual for the purchase of franchise rights.                                 ---         200,000

Other notes payable                                                                                115,851          74,850
                                                                                                ----------      ----------

                                                                                                 3,808,073       4,567,055

Less current portion                                                                             1,117,312       1,309,711
                                                                                                ----------      ----------

Notes payable - long term                                                                       $2,690,761      $3,257,344
                                                                                                ==========      ==========

         Maturities of notes payable are as follows:

2003                     $1,117,312
2004                        467,981
2005                        257,281
2006                      1,965,499
                         ----------
                         $3,808,073
                         ==========

         In 2001, the Company entered into an interest rate swap agreement ("SWAP") to effectively limit exposures to interest rate movements on cash flows. The SWAP effectively converts a floating interest rate on the $2.7 million mortgage note described above, to a fixed rate instrument. The SWAP was entered into for the same period as the note and settles monthly. Changes in the SWAP's fair value is recognized in earnings as an adjustment to interest expense, with the fair value of the SWAP recorded on the balance sheet as either an accrued liability or other asset. Due to the recent declines in interest rates, the exposure on the SWAP as of December 31, 2002 was $283,758. The SWAP does not qualify for hedge accounting.

NOTE 9.    RELATED PARTY TRANSACTIONS

         The Company engages in a number of transactions with its Chairperson of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates").

         In 2001, the Company purchased its principal executive and administrative facilities (land, buildings and equipment) from Ms. Dwyer for approximately $3.7 million, which equaled the independently appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at her basis of approximately $2.8 million, with the difference being reflected as a reduction in stockholders' equity. A portion of the $3.7 million payment was funded by a $2.9 million bank loan collateralized by the facilities. Ms. Dwyer used a portion of the monies received in the sale of the facilities to pay off approximately $2.2 million of related party debt. The Company used the excess cash of approximately $1.5 million netted from the above transactions for improvements to the property, payment of existing debt, and for additional working capital.

         In December of 2002, the Company purchased a house and vacant property adjacent to our principal executive and administrative facilities from Ms. Dwyer for approximately $332,000, which equaled the independently appraised value of the assets. In accordance with generally accepted accounting principles, the transaction was recorded at her basis of approximately $75,000, with the difference being reflected as a reduction in stockholders' equity. This entire purchase was funded through the forgiveness of related party debt.

         The Company receives promotional materials and other services from Affiliates. The Company expensed approximately $106,000 for these services in 2002, and $288,000 in 2001.

         The Company recognized income from Affiliates for accounting, administrative services, interest income, product sales commissions and management fees of approximately $390,000 in 2002, and $479,000 in 2001. In addition, from time-to-time, the Company has made advances to the Affiliates, which generally have not had specific repayment terms and have been reflected in its financial statements as accounts receivable or notes receivable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of ourselves and one or more of its Affiliates. The company that pays the invoice is reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         The Company paid an independent director approximately $33,000 in 2002 and $33,000 in 2001, for board fees. In addition, another independent director provides consulting services regarding public relations, marketing and special projects. The Company paid approximately $106,000 in 2002 and $108,000 in 2001 for these services and board fees. In addition we paid a new independent director approximately $16,000 in 2002 for board fees.

         At December 31, 2002 and 2001, the Company had accounts, interest and notes receivable from related parties totaling approximately $377,000 and $600,000, respectively, the majority of which was due from Affiliates. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

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

         In 1993, the Company entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), under which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10 million. As of December 31, 2002, the aggregate principal amounts of outstanding franchisee indebtedness under such agreement was approximately $11,000. Under the terms of the agreement, the Company guarantees such franchisee indebtedness in the event a default occurs and it has 180 days to correct the default. If the default is not corrected within such time, the Company is obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. Approximately $35,000 and $128,000 was paid to SunTrust during 2002 and 2001, respectively, representing monthly installments on behalf of franchisees in default. The Company establishes appropriate reserves based on the payment history of the franchisees. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who meet

Phoenix's qualifications. Phoenix agreed to provide up to $3 million in financing to the franchisees provided that each franchisee's obligations to Phoenix under its debt financing be guaranteed by the Company. The Company receives from Phoenix an Aging Report of the amounts due and owing by the franchisees as of the first day of such month. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty-day period, then we, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges. The Company paid approximately $84,000 and $60,000 on such delinquent notes in 2002 and 2001, respectively. At December 31, 2002, the Company was contingently liable for approximately $48,000 relating to such notes. In 1998, management discontinued the practice of guaranteeing franchisee notes to third parties.

NOTE 11.    EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan covering all full-time employees who have attained age 21 and completed 90 days of service. Plan participants may contribute up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employees are fully vested with respect to their contributions. The Company matched 10% of the employees' contributions, with a maximum of $500 per employee in 2002 and $200 per employee 2001. In 2002, we contributed $32,719 compared to $6,349 in 2001. Each year the Board of Directors will determine the amount of any Company contribution based upon our profitability.

NOTE 12.    LITIGATION

         The Company is engaged in various legal proceedings incidental to its normal business activities. Management has estimated a potential range of loss due to these proceedings not to exceed $10,000 as of December 31, 2002. The Company has accrued for this amount at that date.

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

         Information by business segment is set forth below:

                                             2002                           2001
                                         ------------                   ------------
Revenues:
   Franchising                           $ 22,567,990                   $ 19,053,795
   National Accounts                        3,297,994                      3,310,782
                                         ------------                   ------------

      Total                              $ 25,865,984                   $ 22,364,577
                                         ============                   ============

Operating Income (Loss):
   Franchising                           $  4,643,007                   $  3,403,749
   National Accounts                          (14,103)                        25,166
                                         ------------                   ------------

      Total                              $  4,628,904                   $  3,428,915
                                         ============                   ============

                                                                     NATIONAL
                                            FRANCHISING              ACCOUNTS              TOTAL
                                            ------------             ---------          ------------
2002:
-----
Identifiable assets                         $ 26,671,363             $ 500,269          $ 27,171,632
Depreciation and amortization               $  1,343,650             $   6,436          $  1,350,086
Net capital expenditures                    $  1,010,811             $   1,130          $  1,011,941
Purchases of franchise rights               $    226,795             $     ---          $    226,795

                                                                     NATIONAL
                                            FRANCHISING              ACCOUNTS              TOTAL
                                            ------------             ---------          ------------
2001:
-----
Identifiable assets                         $ 24,043,622             $ 502,840          $ 24,546,462
Depreciation and amortization               $  1,457,313             $   3,847          $  1,461,160
Net capital expenditures                    $  3,957,852             $   7,171          $  3,965,023
Purchases of franchise rights               $     46,367             $     ---          $     46,367

         All of the Company's interest income and interest expense is associated with Franchising.

(B)      Revenues from Foreign Operations

                                                2002                       2001
                                            ------------               ------------
United States                               $ 24,609,688               $ 20,996,449
Canada                                           624,037                    674,137
Other foreign countries                          632,259                    693,941
                                            ------------               ------------
   Total                                    $ 25,865,984               $ 22,364,577
                                            ============               ============

         All of the Company's long-lived assets are associated with United States and Canadian operations.

NOTE 14.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           2002             2001
                                                                       ------------     -----------
Cash paid for interest                                                 $    300,600     $   341,506
Cash paid for income taxes                                             $  1,686,875     $ 1,733,613
Land received in exchange for related party debt                       $    300,000     $       ---
Note issued for purchase of franchise rights                           $    177,000     $       ---

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss at December 31, 2002 and 2001 were as follows:

                                                                  2002             2001
                                                              ------------     -----------
Foreign currency translation adjustment                       $    (66,460)    $   (66,325)
Unrealized gain (loss) on available for sale securities             (2,147)         (4,712)
                                                              ------------     -----------
    Total                                                     $    (68,607)    $   (71,037)
                                                              ============     ===========

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

   10.57 Asset Purchase Agreement by and among Century Business Services, Inc., General Business Services, Inc., General Tax Services, Inc., Edwin K. Williams & Co., GBS Acquisition Corp. and The Company. (12)

   10.58 Form of Stock Option Agreement dated December 23, 1997, by and between the Company and Tom Buckley for 64,205 shares of the Company's Common Stock. (13)

   10.59 Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Tom Buckley for 15,000 shares of the Company's Common Stock. (13)

   10.60 Form of Stock Option Agreement dated January 28, 1998, by and between the Company and James Sirbasku for 10,000 shares of the Company's Common Stock. (13)

   10.61 Form of Stock Option Agreement dated August 25, 1998, by and between the Company and Donald E. Latin for 5,000 shares of the Company's Common Stock. (13)

   10.62 Form of Stock Option Agreement dated January 28, 1998, by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (13)

   10.63 Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock. (14)

   10.64 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (14)

   10.65 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Mike Bidwell for 16,000 shares of the Company's Common Stock. (14)

   10.66 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (14)

   10.67 Form of Stock Option Agreement dated April 29, 1999 by and between the Company and Tom Buckley for 10,000 shares of the Company's Common Stock. (14)

   10.68 Form of Stock Option Agreement dated June 29, 1999 by and between the Company and Tom Buckley for 2,000 shares of the Company's Common Stock. (14)

   10.69 Form of Stock Option Agreement dated January 27, 2000 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock. (15)

   10.70 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock. (15)

   10.71 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (15)

   10.72 Form of Stock Option Agreement dated September 1, 2000 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (15)

   10.73 Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (16)

   10.74 Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (16)

   10.75 Form of Stock Option Agreement dated June 22, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (16)

   10.76 Form of Stock Option Agreement dated October 30, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's Common Stock. (16)

   10.77 Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (16)

   10.78 Form of Stock Option Agreement dated October 30, 2001 by and between the Company and John Hayes for 10,000 shares of the Company's Common Stock. (16)

   10.79 Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Jim Sirbasku for 10,000 shares of the Company's Common Stock. (16)

   10.80 Form of Stock Option Agreement dated June 22, 2001 by and between the Company and Tom Buckley for 25,000 shares of the Company's Common Stock. (16)

   10.81 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock. (16)

   10.82 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and John Hayes for

            5,000 shares of the Company's Common Stock. (16)

   10.83 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock. (16)

   10.84 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock. (16)

   10.85* Form of Stock Option Agreement dated April 29, 2002 by and between the Company and Burt Cohen for 40,000 shares of the Company's Common Stock.

   10.86* Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Burt Cohen for 10,000 shares of the Company's Common Stock.

   10.87* Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock.

   21.1*    List of Subsidiaries

   23.1*    Consent of Independent Certified Public Accountants related to
            S-8 filing

   99.1* Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2* Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

---------------------------------

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

(12) Incorporated by reference to the Registrant's Form 8-K dated as of July 31, 1998 (SEC File No. 0-15227).

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).

(15) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000 (SEC File No. 0-15227).

(16) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2001 (SEC File No. 0-15227).