Form 10QSB
period 2003-03-31
DWYER GROUP INC
filed 2003-05-15
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.


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

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                                     Outstanding at May 12, 2003
------------------------------                       ---------------------------
Common stock, $.10 par value                                           7,063,931


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                              THE DWYER GROUP, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                           PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                and December 31, 2002 (audited)...................................................................3

                Consolidated Statements of Income for the Three Months Ended
                March 31, 2003 and 2002 (unaudited)...............................................................4

                Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2003 and 2002 (unaudited).........................................................5

                Notes to Condensed Consolidated Financial Statements............................................6-8

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................................9-11

     Item 3.    Controls and Procedures..........................................................................12


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

     Item 3.    Defaults Upon Senior Securities..................................................................13

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................13

     Item 5.    Other Information................................................................................13

     Item 6.    Exhibits and Reports on Form 8-K.................................................................13

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,        DECEMBER 31,
                                                                             2003               2002
                                                                         --------------    --------------
                                                                           (Unaudited)       (Audited)
          ASSETS

Current assets:
       Cash and cash equivalents                                         $    1,459,200    $    1,486,256
       Marketable securities, available-for-sale                                579,231           572,070
       Trade accounts receivable, net of allowance for doubtful
             accounts of $485,397 and $375,996, respectively                  1,477,356         1,852,834
       Accounts receivable from related parties                                 151,643           116,901
       Accrued interest receivable                                               74,171            69,344
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $92,630 and $92,065, respectively           2,249,161         2,209,542
       Inventories                                                               58,667            74,885
       Prepaid expenses                                                         647,356           470,762
       Notes receivable from related parties, current portion                   183,286           184,384
                                                                         --------------    --------------
          Total current assets                                                6,880,071         7,036,978

Property and equipment, net                                                   4,222,573         4,086,419
Notes and accounts receivable from related parties                               75,484            75,484
Trade notes receivable, net of allowance for doubtful notes of
             $1,693,664 and $1,635,787 respectively                           7,035,342         6,587,095
Goodwill, net                                                                 5,030,081         5,030,081
Purchased franchise rights, net                                               2,699,977         2,877,346
Net deferred tax asset                                                          844,311           846,568
Other assets                                                                    613,481           631,391
                                                                         --------------    --------------

TOTAL ASSETS                                                             $   27,401,320    $   27,171,362
                                                                         ==============    ==============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                           $      591,821    $      898,424
       Accrued liabilities                                                    1,229,668           957,305
       Accrued interest                                                         277,701           283,758
       Accrued payroll                                                          850,671           675,528
       Deferred franchise sales revenue                                         173,073           302,142
       Federal income taxes payable                                             283,527            89,149
       Current maturities of long-term debt                                     656,694         1,117,312
                                                                         --------------    --------------
          Total current liabilities                                           4,063,155         4,323,618

Long-term debt, less current portion                                          2,530,170         2,690,761
Deferred franchise sales revenue                                                 61,171            82,592

Stockholders' equity:
       Common stock                                                             771,122           771,122
       Additional paid-in capital                                             9,112,248         9,112,248
       Retained earnings                                                     12,073,397        11,469,780
       Accumulated other comprehensive income                                       209           (68,607)
       Treasury stock, at cost                                               (1,210,152)       (1,210,152)
                                                                         --------------    --------------
          Total stockholders' equity                                         20,746,824        20,074,391
                                                                         --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   27,401,320    $   27,171,362
                                                                         ==============    ==============


      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------
                                                         2003             2002
                                                     -------------    -------------
REVENUES:
     Royalties                                       $   3,464,068    $   2,956,917
     Franchise fees                                      1,839,498        1,593,587
     Sales of products and services                        642,257          948,133
     Interest                                              222,906          177,600
     Other                                                 210,245          190,072
                                                     -------------    -------------

        TOTAL REVENUES                                   6,378,974        5,866,309

COSTS AND EXPENSES:
     General, administrative and selling                 4,478,219        3,846,171
     Costs of product and service sales                    545,643          776,341
     Depreciation and amortization                         353,436          316,833
     Interest                                               55,777           51,484
                                                     -------------    -------------

        TOTAL COSTS AND EXPENSES                         5,433,075        4,990,829

Income before income taxes                                 945,899          875,480
Income taxes                                              (342,282)        (317,746)
                                                     -------------    -------------

NET INCOME                                           $     603,617    $     557,734
                                                     =============    =============


EARNINGS PER SHARE - BASIC                           $        0.09    $        0.08
                                                     =============    =============

EARNINGS PER SHARE - DILUTED                         $        0.08    $        0.08
                                                     =============    =============

WEIGHTED AVERAGE COMMON SHARES                           7,063,931        6,997,931
                                                     =============    =============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                          7,420,748        7,436,346
                                                     =============    =============


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED OF OPERATIONS
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                             2003              2002
                                                                         -------------    -------------
Operating activities:

     Net income                                                          $     603,617    $     557,734
     Adjustments to reconcile net income to
                  net cash provided by operating activities:
        Depreciation and amortization                                          353,436          316,833
        Change in reserve for doubtful accounts                                498,833          222,852
        Notes received for franchise sales                                  (1,311,692)      (1,267,029)
        Notes received other than for franchise sales                         (220,015)        (313,914)
    Changes in assets and liabilities:
        Accounts and interest receivable                                       367,256          293,142
        Receivables / payables to related parties, net                         (34,742)        (144,554)
        Inventories                                                             16,218            4,057
        Prepaid expenses                                                      (176,594)        (393,966)
        Deferred tax asset                                                       2,257           (7,122)
        Accounts payable and accrued liabilities                               329,224          674,798
        Deferred franchise sales revenue                                      (150,490)         (31,010)
        Other                                                                    5,038           14,266
                                                                         -------------    -------------
  Net cash provided by (used in) operating activities                          282,346          (73,913)
                                                                         -------------    -------------

Investing activities:
    Collections of notes receivable                                            568,456          847,656
    Purchases of property and equipment                                       (276,468)        (544,782)
    Sale of property and equipment                                                  --           17,753
    Purchases of other assets                                                   (5,284)         (24,075)
    Purchase of marketable securities                                           (3,657)          (3,904)
    Increase in unrealized gain on marketable securities                        27,662            1,333
    Collections on notes receivable from related parties                         1,098            5,970
                                                                         -------------    -------------
  Net cash provided by investing activities                                    311,807          299,951
                                                                         -------------    -------------

Financing activities:
    Proceeds from borrowings                                                        --          160,000
    Payments on borrowings                                                    (621,209)        (552,774)
                                                                         -------------    -------------
  Net cash used in financing activities                                       (621,209)        (392,774)
                                                                         -------------    -------------

Net decrease in cash and cash equivalents                                      (27,056)        (166,736)
Cash and cash equivalents, beginning of period                               1,486,256          790,151
                                                                         -------------    -------------

Cash and cash equivalents, end of period                                 $   1,459,200    $     623,415
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

     - The Dwyer Group Canada, Inc. ("TDG Canada") markets and services certain of the Company's franchise concepts in Canada. Currently, those concepts are Mr. Rooter, Mr. Electric, Rainbow and Mr. Appliance.


NOTE 2. BASIS OF PRESENTATION

A. PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B. INTERIM DISCLOSURES

The information as of March 31, 2003, for the three months ended March 31, 2003 and for the three months ended March 31 2002, is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and with other filings with the U.S. Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

NEW ACCOUNTING POLICIES

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard did not have any immediate effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN No. 46). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard did not have any immediate effect on the Company's consolidated financial statements.

STOCK BASED COMPENSATION

In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures.

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, net income and earnings per common share for 2003 and 2002 would approximate the pro forma amounts below:

                                                                     2003          2002
                                                                  ----------    ----------
Net income, as reported                                           $  603,617    $  557,734
Deduct: Total stock-based employee compensation expense
      determined under fair value based methods for all awards,
      net of tax effects                                             (16,000)      (16,000)
                                                                  ----------    ----------
Pro forma net income                                              $  587,617    $  541,734
                                                                  ==========    ==========

Net income per share
   Basic, as reported                                                  $.09           $.08
   Basic, pro forma                                                    $.09           $.08
   Diluted, as reported                                                $.08           $.08
   Diluted, pro forma                                                  $.08           $.08

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future results.

NOTE 4. SUBSEQUENT EVENTS

On May 12, 2003, the Company announced the signing of a merger agreement whereby the Company will merge with an affiliate of The Riverside Company, a private equity firm. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, TDG Holding Company and its wholly owned subsidiary, TDG Merger Co., TDG Merger Co. will merge with and into the Company. The Company will survive the merger as a wholly owned subsidiary of TDG Holding Company. Stockholders of the Company will receive $6.75 in cash for each outstanding share of Company common stock owned at the effective time of the merger. The merger is subject to the approval of the Company's stockholders, regulatory approvals and the satisfaction of other standard conditions. The merger is also subject to a condition that the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve months as of the month end immediately preceding the mailing of the proxy statement be at least $6,460,000. There can be no assurances that the Company will be able to achieve the required EBITDA.

The Company's Board of Directors formed a special committee, consisting of non-employee directors who will not be shareholders in or directors of the Company or TDG Holding Company after the merger, to negotiate the terms of the merger transaction on behalf of the Company. The Company's Board of Directors, upon the unanimous recommendation of the special committee, unanimously approved the Merger Agreement.

Certain significant stockholders of the Company, including the Dwyer family limited partnership and individual members of the Dwyer family, who collectively own over 60% of the Company's common stock (on a non-diluted basis), have agreed to vote in favor of the approval of the merger and the Merger Agreement, subject to certain exceptions, pursuant to a voting agreement between TDG Holding Company and such stockholders (the "Voting Agreement"). Certain significant stockholders of the Company, including senior management, the Dwyer family limited partnership and members of the Dwyer family, including Dina Dwyer-Owens, president and CEO, will not have certain of their shares converted into cash in the merger, but instead will exchange those shares for common shares of TDG Holding Company immediately prior to the effective time of the merger. Consummation of the merger transaction will result in the Company's common stock ceasing to be listed on The NASDAQ National Market and the termination of the registration of such securities pursuant to the Securities Exchange Act of 1934.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.7 to 1 at March 31, 2003 as compared to 1.6 to 1 December 31, 2002. The Company had working capital of $2,817,000 at March 31, 2003 as compared to $2,713,000 at December 31, 2002. For the remainder of fiscal 2003, management expects to fund working capital requirements primarily through operating cash flow. At March 31, 2003, the Company had cash and cash equivalents of $1,459,000, and marketable securities of $579,000.

In May of 2002, the Company renegotiated a $1,000,000 line of credit with its bank. Management expects that the line will be renewed for another year in May of 2003.

Cash in the amount of $282,000 was provided by operating activities in the first quarter of 2003, as compared to $74,000 used in operating activities for the same period in 2002. In 2003, cash was generated primarily by a net profit of $604,000, depreciation and amortization of $353,000, a decrease in accounts and interest receivable of $367,000, an increase in the reserve for doubtful accounts of $499,000 and an increase in payables and accrued liabilities of $329,000, which was partially offset by notes received from franchise sales of $1,312,000, other notes receivable of $220,000, an increase in receivables from related parties of $35,000, a decrease in deferred franchise sales of $150,000, and an increase in prepaid expenses of $177,000. For the same period in 2002, cash was generated primarily by a net profit of $558,000, depreciation and amortization of $317,000, a decrease in accounts and interest receivable of $293,000, an increase in the reserve for doubtful accounts of $223,000, and an increase in payables and accrued liabilities of $675,000, which was more than offset by notes received from franchise sales of $1,267,000, other notes receivable of $314,000, an increase in receivables from related parties of $145,000, and an increase in prepaid expenses of $394,000.

In the first quarter of 2003, the Company generated $312,000 in cash from investing activities, primarily from collections of notes receivable of $568,000, partially offset by purchases of property and equipment for $276,000. The cash used for the purchases of property and equipment was primarily related to remodeling the office facilities and upgrades in computer software. For the same period in 2002, the Company generated $300,000 in cash from investing activities, primarily from collections of notes receivable of $848,000, partially offset by purchases of property and equipment for $545,000.

In the first quarter of 2003, the Company used $621,000 in cash for financing activities for payments on borrowings. For the same period in 2002, the Company used $393,000 in cash for financing activities for payments on borrowings of $553,000, partially offset by new borrowings of $160,000.

The Company is not aware of any trend or event, which would potentially adversely affect its liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

Total revenues for the quarter increased by $513,000 (9%) to $6,379,000 in 2003 from $5,886,000 in 2002. This increase is due to increases in the following revenue categories: royalties - $507,000 (17%); franchise fees - $246,000 (15%); interest income - $45,000 (26%); and other - $21,000 (11%); partially offset by a decrease in sales of products and services - $306,000 (32%).

Royalty revenues from the Company's franchise concepts increased as follows:

     Mr. Rooter                 $206,000        (15)%
     Rainbow                    $101,000        (18)%
     Aire Serv                  $ 59,000        (43)%
     Glass Doctor               $ 40,000         (8)%
     Mr. Appliance              $ 14,000        (25)%
     Mr. Electric               $  8,000         (3)%


In addition to the above, royalties from the Company's Canadian and certain other foreign operations increased by $79,000 (58%).

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

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $75,000 (12%); Glass Doctor - $309,000 (134%); Rainbow - $150,000 (124%); Mr. Appliance - $10,000 (10%); and international operations - $28,000. These increases were partially offset by decreases from Mr. Electric - $207,000 (66%); and Aire Serv - $119,000 (56%).

Sales of products and services decreased by $306,000 (32%), due to the loss of a major National Accounts customer.

General and administrative expenses increased by $632,000 (16%), due to additional costs and personnel associated with the increase in overall revenues and an increase in bad debt expense in 2003.

Due to the decrease in product and service sales, costs associated with such sales decreased by $231,000 (30%).

Depreciation and amortization increased by $37,000 (12%) due primarily to purchases of additional property, plant, and equipment.

The Company reported net income of $604,000 for the quarter ended March 31, 2003 as compared to net income of $558,000 for the same period in 2002.

IMPACT OF INFLATION

Inflation has not had a material impact on the operations of the Company.

FOREIGN OPERATIONS

The Company operates in 16 foreign countries. Typically, other than in Canada, foreign franchises are sold and managed by a master licensee in that country. Royalties from master licenses are recorded as received due to the difficulty sometimes experienced in foreign countries when attempting to transfer such funds to the United States. The Company does not depend on foreign operations, and such operations do not have a material impact on its cash flow. The Company may sell additional master licenses, which could result in lump sum payments from the master licensees to the Company.

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

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We have contractual obligations and commitments primarily in regard to payment of debt and lease arrangements.


                                                 PAYMENTS DUE BY PERIOD
                                                 ----------------------
                                                                       Beyond
                                    2003     2004     2005     2006     2007    Total
                                   ------   ------   ------   ------   ------   ------
Contractual Obligations
   Long-Term Debt                  $  496   $  468   $  257   $1,966   $   --   $3,187

   Operational Lease Commitments       --       --       --       --       --       --
                                   ------   ------   ------   ------   ------   ------


Total Contractual Obligations      $  496   $  468   $  257   $1,966   $   --   $3,187
                                   ======   ======   ======   ======   ======   ======

RECENT EVENTS

On May 12, 2003, the Company announced the signing of a merger agreement whereby the Company will merge with an affiliate of The Riverside Company, a private equity firm. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, TDG Holding Company and its wholly owned subsidiary, TDG Merger Co., TDG Merger Co. will merge with and into the Company. The Company will survive the merger as a wholly owned subsidiary of TDG Holding Company. Stockholders of the Company will receive $6.75 in cash for each outstanding share of Company common stock owned at the effective time of the merger. The merger is subject to the approval of the Company's stockholders, regulatory approvals and the satisfaction of other standard conditions. The merger is also subject to a condition that the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve months as of the month end immediately preceding the mailing of the proxy statement be at least $6,460,000. There can be no assurances that the Company will be able to achieve the required EBITDA.

The Company's Board of Directors formed a special committee, consisting of non-employee directors who will not be shareholders in or directors of the Company or TDG Holding Company after the merger, to negotiate the terms of the merger transaction on behalf of the Company. The Company's Board of Directors, upon the unanimous recommendation of the special committee, unanimously approved the Merger Agreement.

Certain significant stockholders of the Company, including the Dwyer family limited partnership and individual members of the Dwyer family, who collectively own over 60% of the Company's common stock (on a non-diluted basis), have agreed to vote in favor of the approval of the merger and the Merger Agreement, subject to certain exceptions, pursuant to a voting agreement between TDG Holding Company and such stockholders (the "Voting Agreement"). Certain significant stockholders of the Company, including senior management, the Dwyer family limited partnership and members of the Dwyer family, including Dina Dwyer-Owens, president and CEO, will not have certain of their shares converted into cash in the merger, but instead will exchange those shares for common shares of TDG Holding Company immediately prior to the effective time of the merger. Consummation of the merger transaction will result in the Company's common stock ceasing to be listed on The NASDAQ National Market and the termination of the registration of such securities pursuant to the Securities Exchange Act of 1934.

ITEM 3. CONTROLS AND PROCEDURES

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

     NONE


ITEM 5 - OTHER INFORMATION

     NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          2.1 Agreement and Plan of Merger, dated as of May 11, 2003, among The Dwyer Group, Inc., TDG Holding Company, and TDG Merger Co. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 11, 2003).

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on 8-K

The Company filed a report on Form 8-K on March 7, 2003, for the purpose of filing a press release related to operating results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 12, 2003                    The Dwyer Group, Inc.


                                        By: /s/ Thomas Buckley
                                            ------------------------------------
                                            Thomas Buckley
                                            Vice President and Chief
                                            Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


By: /s/ Dina Dwyer-Owens
   ------------------------
Dina Dwyer-Owens
Chief Executive Officer
May 12, 2003

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


By: /s/ Thomas Buckley
   ----------------------
Thomas Buckley
Vice President and Chief Financial Officer
May 12, 2003

                                 EXHIBIT INDEX

      2.1      Agreement and Plan of Merger, dated as of May 11, 2003, among The
               Dwyer Group, Inc., TDG Holding Company, and TDG Merger Co.
               (incorporated by reference to Exhibit 99.1 to the Company's
               Current Report on Form 8-K dated May 11, 2003).

     99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.