Form 10KSB/A
period 2002-12-31
DWYER GROUP INC
filed 2003-08-01
CIK 797502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


    Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

         This Amendment No. 1 on Form 10-KSB/A (this "Amendment") is being filed in order to amend the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003 ("Form 10-KSB") to revise information in Part I, Item 1. Description of Business - Franchise Operations; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management's Discussion and Analysis - Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 and Liquidity and Capital Resources; and Part III, Item 12. Certain Relationships and Related Party Transactions.

         This Amendment is limited in scope to the portions of the Form 10-KSB set forth above and does not in any way amend, update or change any other items or disclosures contained in the Form 10-KSB.


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

         o Synergistic International, Inc. ("Glass Doctor") is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass. In 2002, Glass Doctor accounted for approximately 16.8% of our consolidated revenues.

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

         For each of our franchise concepts, a prospect's franchised territory is generally determined based upon that prospect's proposed trade area. It is desirable to grant franchise rights for the entire county in which the prospect operates. However, if the population of a county is too large for the prospective franchisee to service, we will usually grant the prospect franchise rights for a smaller territory determined on the basis of applicable yellow pages coverage described by postal zip codes. From time to time existing franchisees purchase additional territory as they grow and are able to service larger areas. These additional territories are generally contiguous to the franchisee's existing territory and are also determined by county or by postal zip codes tied to yellow pages coverage.

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

EMPLOYEES

         As of December 31, 2002, the Company had 125 full-time employees and 13 part-time employees (none belonging to unions) as detailed below:

                                                  Full-time         Part-time         Total
                                                  ---------         ---------         -----
                  Corporate..........................52................. 9..............61
                  Mr. Rooter.........................16................. 0..............16
                  Aire Serv.......................... 8................. 0.............. 8
                  Rainbow............................15................. 0..............15
                  Mr. Electric.......................10................. 0..............10
                  Glass Doctor.......................11................. 1..............12
                  Mr. Appliance...................... 6................. 0.............. 6
                  National Accounts.................. 7................. 3..............10

                  Total.............................125................ 13.............138

ITEM 3.   LEGAL PROCEEDINGS

         We are engaged in various routine pending legal proceedings incidental to our normal business activities. We do not believe that the resolution of these proceedings will have a material impact on our operations, liquidity or cash flow.

                                     PART II


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

RESULTS OF OPERATIONS

         The following table shows the approximate amount (in thousands) and percentage of the total, of revenues and income (loss) before income taxes of each of our operating subsidiaries and the parent holding company:

                                                             YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                                    2002                               2001
                                         ---------------------------       ---------------------------
REVENUES:
Mr. Rooter                               $    8,047             31.1%      $    7,134             31.9%
Rainbow                                       3,892             15.0            3,387             15.1
Glass Doctor                                  4,340             16.8            3,189             14.3
Mr. Electric                                  2,282              8.8            2,020              9.0
Aire Serv                                     1,733              6.7            1,367              6.1
Mr. Appliance                                   715              2.8              371              1.7
National Accounts                             3,298             12.8            3,311             14.8
TDG Canada                                      624              2.4              674              3.0
Other (1)                                       935              3.6              912              4.1
                                         ----------       ----------       ----------       ----------
                                         $   25,866            100.0%      $   22,365            100.0%
                                         ==========       ==========       ==========       ==========


INCOME (LOSS) BEFORE INCOME TAXES:
Mr. Rooter                               $    3,215             69.4%      $    2,651             77.3%
Rainbow                                         833             18.0              794             23.2
Glass Doctor                                    978             21.1              578             16.9
Mr. Electric                                     41               .9              148              4.3
Aire Serv                                       (29)             (.6)            (123)            (3.6)
Mr. Appliance                                  (157)            (3.4)            (321)            (9.4)
National Accounts                               (14)             (.3)              25               .7
TDG Canada                                      264              5.7              199              5.8
Other (1)                                      (502)           (10.8)            (522)           (15.2)
                                         ----------       ----------       ----------       ----------
                                         $    4,629            100.0%      $    3,429            100.0%
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

         Royalty revenues increased by 11.9% to $14,442,000 in 2002 from $12,892,000 in 2001. Royalties from each franchise concept increased as follows:
Mr. Rooter - $667,000 (12.2%); Rainbow - $177,000 (6.5%); Mr. Electric -
$126,000 (11.4%); Glass Doctor - $287,000 (13.3%); Aire Serv - $88,000 (12.6%);
and Mr. Appliance - $67,000 (33.0%). Royalties from Canadian and certain other foreign operations also increased by $118,000 (21.4%). Royalty revenues are based on a percentage of retail sales generated by our franchisees, and generally will increase as our existing franchisees' revenues increase, and as new franchisees commence operations. We attribute the increased royalty revenues in 2002 to our emphasis on retaining new franchisees, as well as to our continued commitment to provide extensive support services to our existing franchisees. We believe that our existing franchisees realized greater revenues in 2002 as the result of our skills training programs, marketing and managerial consultation services, and operational manuals, each of which is discussed in greater detail on page 2. These strategies are very important to our future, as royalties are the foundation of our long-term financial strength.

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

         Costs and Expenses

         During 2002, general, administrative and selling expenses increased by $2,230,000 (15.7%) as compared to 2001. This increase was generally a result of additional costs and personnel associated with the increase in overall revenues. During 2001 and 2002, our number of employees increased by 18. This fact, along with customary pay increases, resulted in an increase of approximately $950,000 in salaries, bonuses, payroll taxes and benefits. Franchise sales commissions increased by approximately $346,000 due to our increased franchise fee revenues realized in 2002. Bad debt expense increased by approximately $518,000 due to an increase in the aggregate amount of indebtedness represented by notes and accounts receivable, and due to an increase in payment delinquencies. The remainder of the overall increase in general, administrative and selling expenses was generally due to expenses associated with the additional personnel.

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

         In 2001, we purchased our principal executive and administrative facilities (land, buildings and equipment) from our Chair of the Board and majority stockholder, Ms. Theresa Dwyer, for a purchase price of approximately $3.7 million, which equaled the appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at Ms. Dwyer's basis in the facilities, approximately $2.8 million, with the difference between the purchase price and basis (approximately $900,000) being reflected as a reduction in stockholders' equity. We financed approximately $2.9 million of the purchase price using a bank loan collateralized by the purchased facilities, and paid Mrs. Dwyer approximately $3.7 million in cash. At closing, Ms. Dwyer used a portion of the monies received in the sale of the facilities to repay approximately $2.2 million of related-party debt due to us from entities controlled by Ms. Dwyer. These transactions are more fully explained beneath the caption "Certain Relationships and Related Party Transactions," below. After completion of these transactions, our cash position had improved by approximately $1.5 million. We used this cash for improvements to the property, payment of existing debt, and for additional working capital.

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

         Cash in the amount of $492,000 was provided by operating activities in 2002 as compared to $1,007,000 in 2001. In 2002, cash was generated primarily by net income of $2,946,000, depreciation and amortization of $1,350,000, a change in the reserve for doubtful accounts of $1,178,000 (which approximates bad debt expense on notes receivable), an increase in accounts payable and accrued liabilities of $418,000, and an increase in accrued interest payable of $180,000. These amounts were partially offset by notes received from franchise sales of $4,207,000, an increase in notes received other than for franchise sales of $914,000, and an increase of $184,000 in the deferred tax asset. In 2001, cash was generated primarily by a net profit of $2,338,000, depreciation and amortization of $1,461,000, a change in the reserve for doubtful accounts of $480,000 (which approximates bad debt expense on notes receivable), a decrease in accounts and interest receivable of $249,000, and a decrease in a tax refund receivable of $322,000. These increases were partially offset by notes received from franchise sales of $2,145,000, an increase in payables and accrued liabilities of $523,000, an increase in prepaid expenses of $159,000, and a decrease in deferred franchise sales revenue of $161,000.

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

         In 1993, we entered into a Franchise Financing Agreement with Stephens Franchise Financing, which is now SunTrust Credit Corporation ("SunTrust"), pursuant to which SunTrust agreed to extend credit to qualified Mr. Rooter and Aire Serv franchisees up to an aggregate amount of $10 million. As of December 31, 2002, the aggregate principal amount of outstanding franchisee indebtedness under such agreement was approximately $11,000. A reserve of $1,000 has been established to cover any contingent liability under the agreement. Under the terms of the agreement, we guarantee such franchisee indebtedness in the event a default occurs and we have 180 days to correct the default. If the default is not corrected within such time, we are obligated to make the monthly installments on the note until paid in full or the franchise is sold to another approved party and the debt is assumed by that party. Approximately $35,000 and $78,000 was paid to SunTrust during 2002 and 2001, respectively, representing monthly installments on behalf of franchisees in default. We establish appropriate reserves based on the payment history of the franchisees. In 1998, management discontinued the practice of guaranteeing franchise notes to third parties.

         In 1996, The Dwyer Group, Inc., Mr. Rooter, Aire Serv, Mr. Appliance, and Mr. Electric entered into an agreement with Phoenix Leasing Incorporated ("Phoenix") to finance franchise sales for franchise applicants who met

Phoenix's qualifications. Phoenix agreed to provide up to $3 million in debt financing to the franchisees provided that we guarantee each franchisee's obligations to Phoenix. We receive from Phoenix an Aging Report of the amounts due and owing by the franchisees. If an Aging Report shows that any franchisee has failed to make all of the scheduled monthly payments due during any sixty day period, then we, within ten days of delivery of such Aging Report, shall pay all of such franchisee's delinquent scheduled payments, together with all late charges then due. We paid approximately $84,000 and $60,000 on such delinquent notes in 2002 and 2001, respectively. At December 31, 2002, the aggregate principal amount of outstanding franchisee indebtedness under the agreement was approximately $48,000. A reserve of $38,000 has been established to cover any contingent liability under the agreement.

         In connection with our franchising activities, we regularly extend credit to prospective franchisees to finance their purchase of franchises. Such credit is issued in the form of notes with repayment terms generally consisting of a five- to seven-year term with an interest rate ranging from 6 to 12%. The average interest rate applied to such outstanding credit amounts at December 31, 2002 was 10.6%. The assets of such franchises, including the franchise rights sold to the franchisees, secure the repayment of such indebtedness. We recognize franchise sales revenues for the entire sale if the franchisee has made a down payment in cash of at least 20% of the sales price and has completed training. We also recognize franchise sales revenues from existing franchisees buying additional territory who make a cash down payment of less than 20% but who have an established history of good credit. At December 31, 2002 and 2001, notes receivable (in excess of those recognized as deferred liabilities), less allowance for doubtful collections, were approximately $8,710,000 and $6,733,000, respectively. Our allowance for doubtful notes was $1,728,000 and $1,176,000 for 2002 and 2001 respectively, which we believe is adequate for the size and nature of our notes receivable.

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

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Information on our guarantees, including amounts paid on guarantees and outstanding balances is, detailed in Note 10.

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

                                                                PAYMENTS DUE BY PERIOD
                                       -----------------------------------------------------------------------
                                                                                           Beyond
Contractual Obligations                 2003         2004         2005         2006         2007        Total
                                       ------       ------       ------       ------       ------       ------
   Long-Term Debt                      $1,117       $  468       $  257       $1,966       $   --       $3,808
   Operational Lease Commitments
                                           --           --           --           --           --           --
                                       ------       ------       ------       ------       ------       ------

Total Contractual Obligations          $1,117       $  468       $  257       $1,966       $1,117       $3,808
                                       ======       ======       ======       ======       ======       ======

         There was $350,000 in outstanding borrowings under our revolving credit facility at December 31, 2002. See Note 8 for more information.

                                    PART III


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         We have engaged in a number of transactions with our Chair of the Board and majority stockholder, Ms. Theresa Dwyer ("Ms. Dwyer"), and with entities controlled by Ms. Dwyer ("Affiliates"). Such Affiliates include Dwyer Real Estate ("DRE"), Worldwide Supply, Inc. ("WWS"), Worldwide Refinishing Systems, Inc. ("WWR"), Environmental Air Services International, Inc. ("EAS"), Worldwide Cabinet Systems, Inc. ("WCS") and The Donald J. Dwyer, Sr. Estate (the "Estate").

         In 2001, we purchased our principal executive and administrative facilities (land, buildings and equipment) from Ms. Dwyer for a purchase price of approximately $3.7 million, which equaled the appraised value of the facilities. In accordance with generally accepted accounting principles, the transaction was recorded at Ms. Dwyer's basis in the facilities, approximately $2.8 million, with the difference between the purchase price and basis (approximately $900,000) being reflected as a reduction in stockholders' equity. We financed approximately $2.9 million of the purchase price using a bank loan collateralized by the purchased facilities, and paid Mrs. Dwyer approximately $3.7 million in cash. At closing, Ms. Dwyer used a portion of the monies received in the sale of the facilities to repay approximately $2.2 million of related-party debt due to us from Affiliates as follows: EAS - $180,000; WCS - $288,000; WWR - $1,251,000; DRE - $181,000; WWS - $208,000; and the Estate -
$60,000. After completion of the above transactions, our cash position had improved by approximately $1.5 million. We used this cash for improvements to the property, payment of existing debt, and for additional working capital.

         In December of 2002, we purchased a house and vacant property adjacent to our principal executive and administrative facilities from Ms. Dwyer for a purchase price of approximately $332,000, which equaled the appraised value of the assets. In accordance with generally accepted accounting principles, the transaction was recorded at Ms. Dwyer's basis in the assets, approximately $75,000, with the difference between the purchase price and basis (approximately $257,000) being reflected as a reduction in stockholders' equity. This entire purchase was funded through the forgiveness of related-party debt due to us from Affiliates as follows: WWR - $212,000; WWS - $100,000; and the Estate - $20,000.

         We purchase promotional materials (primarily products with company logos) from WWS. Until we purchased our principal executive and administrative offices in April of 2001, we also paid DRE for rent and repair and maintenance services. We expensed approximately $106,000 for these items in 2002, and $288,000 in 2001.

         We recognized income from DRE, WWS and WWR for accounting, legal and administrative services, interest income, product sales commissions and management fees of approximately $390,000 in 2002, and $479,000 in 2001. In addition, from time-to-time, we have made advances to these Affiliates, which generally have not had specific repayment terms and have been reflected in our financial statements as accounts receivable or notes receivable from related parties. These advances typically result from the payment of an invoice by one entity for services or items performed or delivered on behalf of ourselves and one or more these Affiliates. The company that pays the invoice is eventually reimbursed by the other companies for the appropriate amount based on a pro rata allocation of the services provided to each company.

         We paid an independent director, Donald E. Latin, approximately $33,000 in 2002 and $33,000 in 2001, for board fees. In addition, another independent director, John P. Hayes, provides consulting services regarding public relations, marketing and advertising, brand building, franchisee training and special projects. We paid Mr. Hayes approximately $106,000 in 2002, and $108,000 in 2001, for these services and board fees. In addition, we paid a new independent director, Burton B. Cohen, approximately $16,000 in 2002 representing board fees for a partial year's service on the Board.

         At December 31, 2002, we had accounts (including advances discussed above), interest and notes receivable from Affiliates of approximately $310,000, broken down as follows: the Estate - $242,000; WWR - $47,000; and WWS - $21,000. At December 31, 2001, such outstanding amounts equaled approximately $490,000, broken down as follows: the Estate - $242,000; WWR - $156,000; WWS - $90,000; and DRE - $2,000. Ms. Dwyer has guaranteed payment of all amounts due from Affiliates.

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

10.81 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock. (16)

10.82 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and John Hayes for 5,000 shares of the Company's Common Stock. (16)

10.83 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock. (16)

10.84 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock. (16)

10.85 Form of Stock Option Agreement dated April 29, 2002 by and between the Company and Burt Cohen for 40,000 shares of the Company's
              Common Stock. (17)

10.86 Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Burt Cohen for 10,000 shares of the Company's Common Stock. (17)

10.87 Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (17)

21.1          List of Subsidiaries (17)

23.1          Consent of Independent Certified Public Accountants related to S-8 filing (17)

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

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).

(15) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000 (SEC File No. 0-15227).

(16) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2001 (SEC File No. 0-15227).

(17) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2002 (SEC File No. 0-15227).

----------

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waco and the State of Texas on this 31st day of July 2003.


THE DWYER GROUP, INC.


By:               /s/ Thomas J. Buckley
         -----------------------------------------------------
         Thomas J. Buckley
         Vice President, Chief Financial Officer and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signatures                                           Title                                                Date
----------                                           -----                                                ----
  /s/ Theresa Dwyer                                  Chairperson of the Board                             July 31, 2003
---------------------------                          of Directors and Director
Theresa Dwyer

  /s/ Dina Dwyer-Owens                               President, Chief                                     July 31, 2003
---------------------------                          (Principal Executive Officer)
Dina Dwyer-Owens                                     Executive Officer, and Director


  /s/ Robert Tunmire                                 Executive Vice President                             July 31, 2003
---------------------------                          and Director
Robert Tunmire

  /s/ Thomas J. Buckley                              Vice President, Chief Financial                      July 31, 2003
---------------------------                          Officer and Treasurer
Thomas J. Buckley                                    (Principal Financial and Accounting Officer)

  /s/ Donald J. Dwyer, Jr.                           Director of International Operations                 July 31, 2003
---------------------------                          and Director
Donald J. Dwyer, Jr.

  /s/ Burton D. Cohen                                Director                                             July 31, 2003
---------------------------
Burton D. Cohen

  John P. Hayes                                      Director                                             July 31, 2003
---------------------------
John P. Hayes

  /s/ Donald E. Latin                                Director                                             July 31, 2003
---------------------------
Donald E. Latin


Signature Page

                               INDEX TO EXHIBITS


Exhibit
  No.      Description
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

 10.81 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Don Latin for 5,000 shares of the Company's Common Stock. (16)

 10.82 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and John Hayes for 5,000 shares of the Company's Common Stock. (16)

 10.83 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Mike Bidwell for 5,000 shares of the Company's Common Stock. (16)

 10.84 Form of Stock Option Agreement dated February 28, 2002 by and between the Company and Tom Buckley for 5,000 shares of the Company's Common Stock. (16)

 10.85 Form of Stock Option Agreement dated April 29, 2002 by and between the Company and Burt Cohen for 40,000 shares of the Company's
           Common Stock. (17)

 10.86 Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Burt Cohen for 10,000 shares of the Company's Common Stock. (17)

 10.87 Form of Stock Option Agreement dated September 5, 2002 by and between the Company and Don Latin for 10,000 shares of the Company's Common Stock. (17)

 21.1      List of Subsidiaries (17)

 23.1      Consent of Independent Certified Public Accountants related to S-8 filing (17)

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

(13) Incorporated by reference to the Registrant's Form 10-KSB dated as of March 29, 1999 (SEC File No. 0-15227).

(14) Incorporated by reference to the Registrant's Form 10-QSB dated as of July 30, 1999 (SEC File No. 0-15227).

(15) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000 (SEC File No. 0-15227).

(16) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2001 (SEC File No. 0-15227).

(17) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2002 (SEC File No. 0-15227).

----------

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


         I, Dina Dwyer-Owens, President and Chief Executive Officer of The Dwyer Group, Inc., certify that:

         (1) I have reviewed this Amendment No. 1 to the Annual Report on Form 10-KSB of The Dwyer Group, Inc.;

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


By:      /s/ Dina Dwyer-Owens
   -----------------------------------------
Dina Dwyer-Owens
Chief Executive Officer
July 31, 2003


302 CERTIFICATION - CEO

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



         I, Thomas Buckley, Vice President and Chief Financial Officer of The Dwyer Group, Inc., certify that:

         (1) I have reviewed this Amendment No. 1 to the Annual Report on Form 10-KSB of The Dwyer Group, Inc.;

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


By:      /s/ Thomas J. Buckley
   -----------------------------------------
Thomas J. Buckley
Vice President and Chief Financial Officer
July 31, 2003


302 CERTIFICATION - CFO