Form 10QSB
period 2003-06-30
DWYER GROUP INC
filed 2003-08-14
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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
                          IF CHANGED SINCE LAST REPORT)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at August 10, 2003
----------------------------                      ------------------------------
Common stock, $.10 par value                                           7,094,931

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                              THE DWYER GROUP, INC.

                                      INDEX

                                                                                                                    PAGE NO.
PART I  -  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                and December 31, 2002 (audited)..................................................................        3

                Consolidated Statements of Operations for the Three Months Ended
                June 30, 2003 and 2002 (unaudited)...............................................................        4

                Consolidated Statements of Operations for the Six Months Ended
                June 30, 2003 and 2002 (unaudited)...............................................................        5

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2003 and 2002 (unaudited).........................................................        6

                Notes to Condensed Consolidated Financial Statements.............................................      7-9

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................................    10-14

     Item 3.    Controls and Procedures..........................................................................       15

PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................       16

     Item 2.    Changes in Securities............................................................................       16

     Item 3.    Defaults Upon Senior Securities..................................................................       16

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................       16

     Item 5.    Other Information................................................................................       16

     Item 6.    Exhibits and Reports on Form 8-K.................................................................       17

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,         DECEMBER 31,
                                                                           2003               2002
                                                                       ------------       ------------
                                                                        (Unaudited)        (Audited)
                            ASSETS
Current assets:
       Cash and cash equivalents                                       $  1,056,377       $  1,486,256
       Marketable securities, available-for-sale                            585,376            572,070
       Trade accounts receivable, net of allowance for doubtful
             accounts of $567,203 and $485,397, respectively              1,658,013          1,852,834
       Accounts receivable from related parties                             150,784            116,901
       Accrued interest receivable                                           78,998             69,344
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $96,519 and $92,630, respectively       2,316,470          2,209,542
       Inventories                                                           59,021             74,885
       Prepaid expenses                                                     746,600            470,762
       Federal income tax receivable                                        205,933                  -
       Notes receivable from related parties, current portion               181,472            184,384
                                                                       ------------       ------------
          Total current assets                                            7,039,044          7,036,978

Property and equipment, net                                               4,135,485          4,086,419
Notes and accounts receivable from related parties                           75,484             75,484
Trade notes receivable, net of allowance for doubtful notes of
             $1,588,858 and $1,693,664 respectively                       7,327,878          6,587,095
Goodwill, net                                                             5,030,081          5,030,081
Purchased franchise rights, net                                           2,523,210          2,877,346
Net deferred tax asset                                                      840,680            846,568
Other assets                                                                611,358            631,391
                                                                       ------------       ------------

TOTAL ASSETS                                                           $ 27,583,220       $ 27,171,362
                                                                       ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                         $    452,404       $    898,424
       Accrued liabilities                                                1,455,342            957,305
       Accrued interest                                                     280,797            283,758
       Accrued payroll                                                      617,373            675,528
       Deferred franchise sales revenue                                     219,963            302,142
       Federal income taxes payable                                               -             89,149
       Current maturities of long-term debt                                 601,691          1,117,312
                                                                       ------------       ------------
          Total current liabilities                                       3,627,570          4,323,618

Long-term debt, less current portion                                      2,429,763          2,690,761
Deferred franchise sales revenue                                             55,131             82,592

Stockholders' equity:
       Common stock                                                         774,222            771,122
       Additional paid-in capital                                         9,169,048          9,112,248
       Retained earnings                                                 12,677,440         11,469,780
       Accumulated other comprehensive income                                60,198            (68,607)
       Treasury stock, at cost                                           (1,210,152)        (1,210,152)
                                                                       ------------       ------------
          Total stockholders' equity                                     21,470,756         20,074,391
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 27,583,220       $ 27,171,362
                                                                       ============       ============

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------
                                                           2003             2002
                                                       -----------      -----------
REVENUES:
     Royalties                                         $ 3,733,257      $ 3,882,306
     Franchise fees                                      1,901,654        1,468,462
     Sales of products and services                        744,432          970,414
     Interest                                              222,782          184,177
     Other                                                 198,235          170,827
                                                       -----------      -----------

        TOTAL REVENUES                                   6,800,360        6,676,186

COSTS AND EXPENSES:
     General, administrative and selling                 4,412,076        4,212,542
     Costs of product and service sales                    640,287          795,495
     Depreciation and amortization                         371,665          334,035
     Interest                                               61,815          169,186
     Merger related expenses                               359,078                -
                                                       -----------      -----------

        TOTAL COSTS AND EXPENSES                         5,844,921        5,511,258

Income before income taxes                                 955,439        1,164,928
Income taxes                                              (351,395)        (424,263)
                                                       -----------      -----------

NET INCOME                                             $   604,044      $   740,665
                                                       ===========      ===========

EARNINGS PER SHARE - BASIC                             $      0.09      $      0.11
                                                       ===========      ===========

EARNINGS PER SHARE - DILUTED                           $      0.08      $      0.10
                                                       ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                           7,073,096        7,006,502
                                                       ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                          7,639,572        7,398,273
                                                       ===========      ===========

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------
                                                           2003              2002
                                                       ------------      ------------
REVENUES:
     Royalties                                         $  7,197,325      $  6,839,223
     Franchise fees                                       3,741,152         3,062,049
     Sales of products and services                       1,386,689         1,918,547
     Interest                                               445,688           361,777
     Other                                                  408,480           360,899
                                                       ------------      ------------

        TOTAL REVENUES                                   13,179,334        12,542,495

COSTS AND EXPENSES:
     General, administrative and selling                  8,890,296         8,058,713
     Costs of product and service sales                   1,185,930         1,571,836
     Depreciation and amortization                          725,101           650,868
     Interest                                               117,592           220,670
     Merger related expenses                                359,078                 -
                                                       ------------      ------------

        TOTAL COSTS AND EXPENSES                         11,277,997        10,502,087

Income before income taxes                                1,901,337         2,040,408
Income taxes                                               (693,677)         (742,009)
                                                       ------------      ------------

NET INCOME                                             $  1,207,660      $  1,298,399
                                                       ============      ============

EARNINGS PER SHARE - BASIC                             $       0.17      $       0.19
                                                       ============      ============

EARNINGS PER SHARE - DILUTED                           $       0.16      $       0.18
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES                            7,068,539         7,002,240
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                           7,522,624         7,400,035
                                                       ============      ============

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------
                                                                     2003             2002
                                                                 -----------      -----------
Operating activities:
     Net income                                                  $ 1,207,660      $ 1,298,399
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                725,101          650,868
        Change in reserve for doubtful accounts                      938,992           74,614
        Notes received for franchise sales                        (2,529,407)      (2,064,503)
        Notes received other than for franchise sales               (469,607)        (324,746)
     Changes in assets and liabilities:
        Accounts and interest receivable                             180,944         (153,078)
        Receivables / payables to related parties, net               (33,883)        (169,532)
        Inventories                                                   15,864           (1,980)
        Prepaid expenses                                            (275,838)        (439,660)
        Income tax receivable                                       (205,933)           8,017
        Deferred tax asset                                             5,888           (4,867)
        Accounts payable and accrued liabilities                     (98,248)         472,272
        Deferred franchise sales revenue                            (109,640)         (35,368)
        Other                                                          3,443            8,627
                                                                 -----------      -----------
  Net cash used in operating activities                             (644,664)        (680,937)
                                                                 -----------      -----------

Investing activities:
    Collections of notes receivable                                1,273,604        1,581,571
    Purchases of property and equipment                             (345,537)        (807,485)
    Purchases of franchise rights                                    (28,802)               -
    Purchases of other assets                                        (21,350)         (37,924)
    Purchase of marketable securities                                 (7,380)          (8,090)
    Increase in unrealized gain on marketable securities              29,256            2,220
    Collections on notes receivable from related parties               2,912            5,570
                                                                 -----------      -----------
  Net cash provided by investing activities                          902,703          735,862
                                                                 -----------      -----------

Financing activities:
    Proceeds from exercise of stock options                           59,900          105,000
    Proceeds from borrowings                                               -          518,920
    Payments on borrowings                                          (747,818)        (875,096)
                                                                 -----------      -----------
  Net cash used in financing activities                             (687,918)        (251,176)
                                                                 -----------      -----------

Net decrease in cash and cash equivalents                           (429,879)        (196,251)
Cash and cash equivalents, beginning of period                     1,486,256          790,151
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $ 1,056,377      $   593,900
                                                                 ===========      ===========

      See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION

The Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internationally through franchising. The condensed consolidated financial statements include the accounts of The Dwyer Group, Inc. and its wholly-owned subsidiaries which include the following:

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

         - Synergistic International, Inc., ("Glass Doctor"), is franchisor of Glass Doctor(R), a service concept whose business is the replacement of automobile, residential and commercial glass.

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

B.       INTERIM DISCLOSURES

The information as of June 30, 2003 and for the three months and six months ended June 30, 2003 and June 30, 2002 is unaudited but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and with other filings with the SEC.

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure (SFAS 148), which amends SFAS 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported financial results. SFAS 148, paragraphs 2(a) - 2(e), are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148, paragraph 2(f), and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Earlier adoption is permitted. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. As permitted under SFAS 148, the Company continues to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining compensation expense.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Effective April 2003, the Company adopted SFAS 149, which will not have a material impact on its consolidated results of operations and financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation to the issuer. Effective June 2003, the Company adopted SFAS 150, which will not have a material impact on its consolidated results of operations and financial position.

STOCK BASED COMPENSATION

In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures.

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, net income and earnings per common share for the six months ended June 30, 2003 and June 30, 2002 would approximate the pro forma amounts below:

                                                                          2003              2002
                                                                          ----              ----
Net income, as reported                                                $1,207,660        $1,298,399
Deduct: Total stock-based employee compensation expense
      determined under fair value based methods for all awards,
      net of tax effects                                                  (32,000)          (32,000)
                                                                       ----------        ----------
Pro forma net income                                                   $1,175,660        $1,266,399
                                                                       ==========        ==========

Net income per share
   Basic, as reported                                                  $      .17        $      .19
   Basic, pro forma                                                    $      .17        $      .19
   Diluted, as reported                                                $      .16        $      .18
   Diluted, pro forma                                                  $      .16        $      .18

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future results.

NOTE 4. MERGER TRANSACTION

On May 12, 2003, the Company announced the signing of a merger agreement whereby the Company will merge with an affiliate of The Riverside Company, a private equity firm. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, TDG Holding Company and its wholly owned subsidiary, TDG Merger Co., TDG Merger Co. will merge with and into the Company. The Company will survive the merger as a wholly owned subsidiary of TDG Holding Company. Stockholders of the Company will receive $6.75 in cash for each outstanding share of Company common stock owned at the effective time of the merger. The merger is subject to the approval of the Company's stockholders, regulatory approvals and the satisfaction of other standard conditions. The merger is also subject to a condition that the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve months as of the month end immediately preceding the mailing of the proxy statement be at least $6,460,000. There can be no assurances that the Company will be able to achieve the required EBITDA or satisfy the other conditions.

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

Certain significant stockholders of the Company, including the Dwyer family limited partnership and individual members of the Dwyer family, who collectively own over 60% of the Company's common stock (on a non-diluted basis), have agreed to vote in favor of the approval of the merger and the Merger Agreement, subject to certain exceptions, pursuant to a voting agreement between TDG Holding Company and such stockholders. Certain significant stockholders of the Company, including senior management, the Dwyer family limited partnership and members of the Dwyer family, including Dina Dwyer-Owens, president and CEO, will not have certain of their shares converted into cash in the merger, but instead will exchange those shares for common shares of TDG Holding Company immediately prior to the effective time of the merger. Consummation of the merger transaction will result in the Company's common stock ceasing to be listed on The NASDAQ National Market and the termination of the registration of such securities pursuant to the Securities Exchange Act of 1934.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio was approximately 1.9 to 1 at June 30, 2003 as compared to 1.6 to 1 at December 31, 2002. The Company had working capital of $3,411,000 at June 30, 2003 as compared to $2,713,000 at December 31, 2002. For the remainder of fiscal 2003, management expects to fund working capital requirements primarily through operating cash flow. At June 30, 2003, the Company had cash and cash equivalents of $1,056,000, and marketable securities of $585,000.

In May of 2003, the Company renewed a $1,000,000 line of credit with its bank for a one year period.

Cash in the amount of $645,000 was used in operating activities in the first six months of 2003, as compared to $681,000 for the same period in 2002. In 2003, cash was used primarily for notes received from franchise sales of $2,529,000, other notes receivable of $470,000, a decrease in deferred franchise sales revenues of $110,000, an increase in amounts due from related parties of $34,000, an increase in prepaid expenses of $276,000, a decrease in accounts payable and accrued liabilities of $98,000, and an income tax receivable of $206,000, which was partially offset by a net profit of $1,208,000, depreciation and amortization of $725,000, an increase in accounts and interest receivable of $181,000, and a change in the reserve for doubtful accounts of $939,000. In 2002, cash was used primarily for notes received from franchise sales of $2,065,000, other notes receivable of $325,000, a decrease in deferred franchise sales revenues of $35,000, an increase in accounts and interest receivable of $153,000, an increase in amounts due from related parties of $170,000, and an increase in prepaid expenses of $440,000, which was partially offset by a net profit of $1,298,000, depreciation and amortization of $651,000, an increase in payables and accrued liabilities of $472,000, and a change in the reserve for doubtful accounts of $75,000.

Cash in the amount of $903,000 was provided by investing activities in the first six months of 2003, primarily from collections on notes receivable of $1,274,000, partially offset by purchases of property and equipment for $346,000, purchases of other assets for $21,000, and purchases of franchise rights for $29,000. The cash used for the purchases of property and equipment was primarily related to remodeling the Company's office facilities and upgrades in computer software. For the same period in 2002, the Company generated $736,000 in cash from investing activities from collections on notes receivable of $1,582,000, partially offset by purchases of property and equipment for $807,000 and purchases of other assets for $38,000.

In the first six months of 2003, the Company used $688,000 in cash for financing activities. Payments on borrowings of $748,000 were partially offset by proceeds from the exercise of stock options of $60,000. For the same period in 2002, the Company used $251,000 in cash for financing activities. Net payments on borrowings of $356,000 were partially offset by proceeds from the exercise of stock options of $105,000.

Management is not aware of any trend or event, which would potentially adversely affect the Company's liquidity. In the event such a trend would develop, management believes that the Company has sufficient funds available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

Total revenues for the six months increased by $637,000 (5%) to $13,179,000 in 2003 from $12,542,000 in 2002. This increase is due to increases in the following revenue categories: royalties - $358,000 (5%); franchise fees - $679,000 (22%); interest income - $84,000 (23%); and other - $48,000 (13%). Such increases were partially offset by a decrease in sales of products and services
- $532,000 (28%).

Royalty revenues by franchise concept increased as follows:

Mr. Rooter               $  303,000            10%
Aire Serv                $   59,000            16%
Rainbow                  $   21,000             2%
Mr. Appliance            $   28,000            22%

In addition to the above, royalties from the Company's Canadian and other foreign operations increased by $15,000 (4%). These increases were partially offset by decreases in royalties from: Glass Doctor - $65,036 (5%); and Mr. Electric $3,000 (.5%). Royalty revenues are based on a percentage of retail sales generated by the Company's franchisees, and generally will increase or decrease in proportion to such sales. Royalties also increase as new franchisees commence operations. Management attributes the increased royalty revenues in 2003 to the Company's emphasis on retaining new franchisees, as well as to a continued commitment to provide extensive support services to existing franchisees. The decrease in royalty revenues attributable to Glass Doctor is due to a decline in retail sales reported by certain of its franchisees.

The increase in franchise fee revenues was due to increases from each of the following concepts: Mr. Rooter - $388,000 (39%); Glass Doctor - $545,000 (126%); and Mr. Appliance - $113,000 (71%). These increases were partially offset by decreases in such revenues from Canadian and other foreign operations - $20,000 (32%); Aire Serv - $48,000 (12%); Mr. Electric - $245,000 (42%), and Rainbow -
$54,000 (13%).

Sales of products and services decreased by $532,000 (28%), due primarily to the loss of a major National Accounts customer.

Interest income increased by $84,000 (23%), due primarily to an increase in notes receivable.

General and administrative expenses increased by $832,000 (10%), partially due to additional costs and personnel associated with the increase in overall revenues. This includes additional support positions for existing franchisees, additional sales personnel hired in an effort to increase franchise fee revenues, and the sales commissions associated with such revenues. In addition, bad debt expense increased by $568,000 due to an increase in the aggregate amount of indebtedness represented by notes receivable, and due to an increase in payment delinquencies.

Due to the decrease in product and service sales, costs associated with such sales decreased by $386,000 (25%).

Depreciation and amortization expense increased by $75,000 (11%), due primarily to purchases of additional property, plant, and equipment.

Interest expense decreased by $103,000 (47%), due to a reduction in overall debt and due to amounts recorded in 2002 related to an interest rate swap agreement.

In the second quarter of 2003, the Company expensed $359,000 of costs related to the pending merger. See Note 4.

The Company reported net income of $1,208,000 for the six months ended June 30, 2003 as compared to net income of $1,298,000 for the same period in 2002.

For the three months ended June 30, 2003, compared to the three months ended June 30, 2002.

Total revenues for the quarter increased by $124,000 (2%) to $6,800,000 in 2003 from $6,676,000 in 2002. This increase is due to increases in the following revenue categories: franchise fees - $433,000 (30%); interest income - $39,000 (21%); and other - $27,000 (16%); partially offset by the following decreases: royalties - $149,000 (4%); and sales of products and services - 226,000 (23%).

Royalty revenues increased from the following franchise concepts: Mr. Rooter - $16,000 (6%); Mr. Appliance - $14,000 (20%); and Canadian and other international operations - $42,000 (36%). These increases were more that offset by decreases in royalties from: Glass Doctor - $105,000 (14%); Rainbow - $107,000 (14%); and Mr. Electric - $11,000 (3%). Royalty revenues are based on a percentage of retail sales generated by the Company's franchisees, and generally will increase or decrease in proportion to such sales. Royalties also increase as new franchisees commence operations. The decreases in royalty revenues attributable to Glass Doctor and Rainbow are due primarily to a decline in retail sales reported by certain of their franchisees. Royalty revenues can also be affected by the timing of reporting by franchisees.

Franchise fee revenues increased by $433,000 (30%) from 2003 to 2002. The increase in franchise fee revenues was due to increases from the following concepts: Mr. Rooter - $314,000 (86%); Aire Serv - $71,000 (35%); Glass Doctor - $235,000 (117%); and Mr. Appliance - $103,000 (152%). These increases were partially offset by decreases from Mr. Electric - $39,000 (14%); Rainbow - $204,000 (66%); and Canadian operations - $47,000 (78%).

Sales of products and services decreased by $226,000 (23%), primarily due to the loss of a major National Accounts customer.

Interest income increased by $39,000 (21%), due primarily to an increase in notes receivable.

General and administrative expenses increased by $200,000 (5%), due primarily to an increase in bad debt expense of $253,000. Such increase was due to an increase in the aggregate amount of indebtedness represented by notes receivable, and due to an increase in payment delinquencies.

Due to the decrease in product and service sales, costs associated with such sales decreased by $155,000 (20%).

Depreciation and amortization expense increased by $38,000 (11%), due primarily to purchases of additional property, plant, and equipment.

Interest expense decreased by $107,000 (64%), due to a reduction in overall debt and due to amounts recorded in 2002 related to an interest rate swap agreement.

In the second quarter of 2003, the Company expensed $359,000 of costs related to the pending merger. See Note 4.

The Company reported net income of $604,000 for the quarter ended June 30, 2003 as compared to net income of $741,000 for the same period in 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has identified certain accounting policies as critical to its business and to the results of its operations, certain of which entail significant estimates. These critical policies are further discussed below.

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

The Company's policy for valuation of its allowance accounts, including its notes receivable allowance and its accounts receivable allowance, requires it to estimate the collectibility of the assets associated with these allowances, based on payment history. These estimates are reviewed monthly and changes made based on any new information we have at the time. If the underlying assumptions for these estimates change, then the Company could be required to record additional reserves or lower the reserves as appropriate.

In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment review for Glass Doctor, the reporting unit that has all of its recorded goodwill, as of January 1, 2002 and December 31, 2002, and found no impairment. According to the Company's accounting policy under the new rules, it will perform a similar review as of the last day of the year, or earlier if indicators of potential impairment exist. The Company's impairment review process is based on a discounted multiple of royalties which involves its estimate of future royalty revenues for four years, as well as appropriate discount rates. These estimates are consistent with the plans and estimates it uses to manage the underlying business. The estimates is uses assume continuation of the growth rate of existing franchisees and the addition of new franchisees. If the Company fails to achieve its assumed growth rates or experience a significant decrease in its royalty stream, the Company may incur charges for impairment of goodwill in the future.

Also in conjunction with the new accounting rules, the Company reviewed the useful lives of its other intangible assets and found no impairment or change in their useful lives. In the future the Company may incur charges if the useful life of any such asset changes or if an asset becomes impaired.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company has contractual obligations and commitments primarily in regard to payment of debt and lease arrangements.

                             PAYMENTS DUE BY PERIOD

                                                                                                           Beyond
                                                2003           2004           2005           2006           2007          Total
                                             ----------     ----------     ----------     ----------     ----------     ----------
Contractual Obligations
   Long-Term Debt                            $      340     $      468     $      257     $    1,966     $       --     $    3,031
   Operational Lease Commitments                     --             --             --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------     ----------

Total Contractual Obligations                $      340     $      468     $      257     $    1,966     $       --     $    3,031
                                             ==========     ==========     ==========     ==========     ==========     ==========

RECENT EVENTS

On May 12, 2003, the Company announced the signing of a merger agreement whereby the Company will merge with an affiliate of The Riverside Company, a private equity firm. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, TDG Holding Company and its wholly owned subsidiary, TDG Merger Co., TDG Merger Co. will merge with and into the Company. The Company will survive the merger as a wholly owned subsidiary of TDG Holding Company. Stockholders of the Company will receive $6.75 in cash for each outstanding share of Company common stock owned at the effective time of the merger. The merger is subject to the approval of the Company's stockholders, regulatory approvals and the satisfaction of other standard conditions. The merger is also subject to a condition that the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve months as of the month end immediately preceding the mailing of the proxy statement be at least $6,460,000. There can be no assurances that the Company will be able to achieve the required EBITDA or satisfy the other conditions.

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

Certain significant stockholders of the Company, including the Dwyer family limited partnership and individual members of the Dwyer family, who collectively own over 60% of the Company's common stock (on a non-diluted basis), have agreed to vote in favor of the approval of the merger and the Merger Agreement, subject to certain exceptions, pursuant to a voting agreement between TDG Holding Company and such stockholders. Certain significant stockholders of the Company, including senior management, the Dwyer family limited partnership and members of the Dwyer family, including Dina Dwyer-Owens, president and CEO, will not have certain of their shares converted into cash in the merger, but instead will exchange those shares for common shares of TDG Holding Company immediately prior to the effective time of the merger. Consummation of the merger transaction will result in the Company's common stock ceasing to be listed on The NASDAQ National Market and the termination of the registration of such securities pursuant to the Securities Exchange Act of 1934.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision of management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14 as of June 30, 2003. Based on that evaluation, its Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in its internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                     PART II
                                OTHER INFORMATION

THE DWYER GROUP, INC. AND SUBSIDIARIES

ITEM 1 - LEGAL PROCEEDINGS

On May 20, 2003, an individual plaintiff filed a purported class action complaint in the Court of Chancery of the State of Delaware for New Castle County against the Company and certain of its current directors, in relation to the proposed merger announced by the Company. The complaint alleges that the directors breached their fiduciary duties to the plaintiff. The plaintiff seeks to have the action maintained as a class action, to have the defendants enjoined from proceeding with or closing the proposed transaction and to recover unspecified costs of the action. The class is alleged to include all public stockholders of the Company, excluding the defendants and certain members of senior management. The plaintiff has served the defendants with discovery requests and the Company has turned over certain of the information requested. The Company and the director defendants intend to defend vigorously against the complaint.

ITEM 2 - CHANGES IN SECURITIES

         (a) NONE

         (b) Not applicable.

         (c) NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5 - OTHER INFORMATION

         NONE

                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

10.88    Amendment and Termination of The Dwyer Group, Inc. 1997 Stock Option Plan.

10.89    Employment agreement executed as of May 11, 2003, between the Company and Dina Dwyer-Owens, to be effective upon completion of the pending merger.

10.90    Employment agreement executed as of May 11, 2003, between the Company and Michael Bidwell, to be effective upon completion of the pending merger.

10.91    Employment agreement executed as of May 11, 2003, between the Company and Thomas Buckley, to be effective upon completion of the pending merger.

10.92    Employment agreement executed as of May 11, 2003, between the Company and Debbie Wright-Hood, to be effective upon completion of the pending merger.

10.93    Employment agreement executed as of May 11, 2003, between the Company and Robert Tunmire, to be effective upon completion of the pending merger.

10.94    Employment agreement executed as of May 11, 2003, between the Company and Mike Hawkins, to be effective upon completion of the pending merger.

10.95    Employment agreement executed as of May 11, 2003, between the Company and James M. Johnston, Jr., to be effective upon completion of the pending merger.

10.96    Employment agreement executed as of May 11, 2003, between the Company and David Bethea, to be effective upon completion of the pending merger.

31.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on May 15, 2003, for the purpose of reporting under Item 5 the execution of a merger agreement with an affiliate of The Riverside Company.

         The Company filed a report on Form 8-K on August 13, 2003, for the purpose of filing a press release related to operating results.

                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2003          The Dwyer Group, Inc.

                               By:/s/ Thomas Buckley
                                  ------------------
                                      Thomas Buckley
                                      Vice President and Chief Financial Officer