Form 10QSB
period 2003-09-30
DWYER GROUP INC
filed 2003-11-14
CIK 797502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
__
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.


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
                                  LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at October 29, 2003
----------------------------                     -------------------------------
Common stock, $.10 par value                                           7,202,888


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes    No X
                                                                   ---   ---

                              THE DWYER GROUP, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                             PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited)
                and December 31, 2002.............................................................................3

                Consolidated Statements of Operations for the Three Months Ended
                September 30, 2003 and 2002 (unaudited)...........................................................4

                Consolidated Statements of Operations for the Nine Months Ended
                September 30, 2003 and 2002 (Unaudited)...........................................................5

                Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2003 and 2002 (unaudited).....................................................6

                Notes to Condensed Consolidated Financial Statements............................................7-9

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................................................10-14

     Item 3.    Controls and Procedures......................................................................... 15

PART II  -  OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................16

     Item 2.    Changes in Securities............................................................................16

     Item 3.    Defaults Upon Senior Securities..................................................................16

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................16

     Item 5.    Other Information................................................................................16

     Item 6.    Exhibits and Reports on Form 8-K.................................................................17

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                                           SEPTEMBER 30,       DECEMBER 31,
          ASSETS                                                               2003                2002
                                                                           -------------      -------------
                                                                            (Unaudited)          (Audited)

Current assets:
       Cash and cash equivalents                                           $   1,711,427      $   1,486,256
       Marketable securities, available-for-sale                                 587,561            572,070
       Trade accounts receivable, net of allowance for doubtful
             accounts of $558,193 and $379,996, respectively                   1,584,641          1,852,834
       Accounts receivable from related parties                                  184,135            116,901
       Accrued interest receivable                                                83,824             69,344
       Trade notes receivable, current portion, net of allowance for
             doubtful accounts of $89,326 and $92,065, respectively            2,143,836          2,209,542
       Inventories                                                                73,659             74,885
       Prepaid expenses                                                          555,823            470,762
       Notes receivable from related parties, current portion                    186,467            184,384
                                                                           -------------      -------------
          Total current assets                                                 7,111,373          7,036,978

Property and equipment, net                                                    4,102,730          4,086,419
Notes and accounts receivable from related parties                               190,929             75,484
Trade notes receivable, net of allowance for doubtful notes of
             $1,558,705 and $1,635,787 respectively                            8,351,896          6,587,095
Goodwill, net                                                                  5,030,081          5,030,081
Purchased franchise rights, net                                                2,325,725          2,877,346
Net deferred tax asset                                                           841,936            846,568
Other assets                                                                     902,315            631,391
                                                                           -------------      -------------

TOTAL ASSETS                                                               $  28,856,985      $  27,171,362
                                                                           =============      =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                             $     546,640      $     898,424
       Accrued liabilities                                                     1,008,223            957,305
       Accrued interest                                                          249,865            283,758
       Accrued payroll                                                         1,226,025            675,528
       Deferred franchise sales revenue                                          163,086            302,142
       Federal income taxes payable                                               23,273             89,149
       Current maturities of long-term debt                                      489,951          1,117,312
                                                                           -------------      -------------
          Total current liabilities                                            3,707,063          4,323,618

Long-term debt, less current portion                                           2,318,235          2,690,761
Deferred franchise sales revenue                                                  45,614             82,592

Stockholders' equity:
       Common stock                                                              785,018            771,122
       Additional paid-in capital                                              9,367,671          9,112,248
       Retained earnings                                                      13,774,799         11,469,780
       Accumulated other comprehensive income                                     68,737            (68,607)
       Treasury stock, at cost                                                (1,210,152)        (1,210,152)
                                                                           -------------      -------------
          Total stockholders' equity                                          22,786,073         20,074,391
                                                                           -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  28,856,985      $  27,171,362
                                                                           =============      =============

     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                     --------------------------------
                                                         2003               2002
                                                     -------------      -------------

REVENUES:
     Royalties                                       $   3,975,973      $   3,598,958
     Franchise fees                                      2,528,701          1,703,343
     Sales of products and services                        631,321            853,054
     Interest                                              228,466            201,197
     Other                                                 221,804            186,790
                                                     -------------      -------------

        TOTAL REVENUES                                   7,586,265          6,543,342

COSTS AND EXPENSES:
     General, administrative and selling                 4,650,744          3,976,745
     Costs of product and service sales                    517,271            707,369
     Depreciation and amortization                         378,166            352,297
     Interest                                               26,014            172,686
     Merger related expenses                               312,994                 --
                                                     -------------      -------------

        TOTAL COSTS AND EXPENSES                         5,885,189          5,209,097

Income before income taxes                               1,701,076          1,334,245
Income taxes                                              (603,717)          (485,039)
                                                     -------------      -------------

NET INCOME                                           $   1,097,359      $     849,206
                                                     =============      =============


EARNINGS PER SHARE - BASIC                           $        0.15      $        0.12
                                                     =============      =============

EARNINGS PER SHARE - DILUTED                         $        0.14      $        0.11
                                                     =============      =============

WEIGHTED AVERAGE COMMON SHARES                           7,169,719          7,057,931
                                                     =============      =============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                          7,744,789          7,419,716
                                                     =============      =============

     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                     ----------------------------------
                                                          2003                2002
                                                     --------------      --------------

REVENUES:
     Royalties                                       $   11,173,298      $   10,438,181
     Franchise fees                                       6,269,853           4,765,392
     Sales of products and services                       2,018,010           2,771,601
     Interest                                               674,154             562,974
     Other                                                  630,284             547,689
                                                     --------------      --------------

        TOTAL REVENUES                                   20,765,599          19,085,837

COSTS AND EXPENSES:
     General, administrative and selling                 13,541,040          12,035,459
     Costs of product and service sales                   1,703,201           2,279,205
     Depreciation and amortization                        1,103,267           1,003,165
     Interest                                               143,606             393,356
     Merger related expenses                                672,072                  --
                                                     --------------      --------------

        TOTAL COSTS AND EXPENSES                         17,163,186          15,711,185

Income before income taxes                                3,602,413           3,374,652
Income taxes                                             (1,297,394)         (1,227,048)
                                                     --------------      --------------

NET INCOME                                           $    2,305,019      $    2,147,604
                                                     ==============      ==============

EARNINGS PER SHARE - BASIC                           $         0.32      $         0.31
                                                     ==============      ==============

EARNINGS PER SHARE - DILUTED                         $         0.31      $         0.29
                                                     ==============      ==============

WEIGHTED AVERAGE COMMON SHARES                            7,102,636           7,021,008
                                                     ==============      ==============

WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
         DILUTIVE COMMON SHARES                           7,550,325           7,412,733
                                                     ==============      ==============


     See notes to condensed consolidated financial statements (unaudited).

                     THE DWYER GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 ------------------------------------
                                                                      2003                  2002
                                                                 ---------------      ---------------

Operating activities:
     Net income                                                  $     2,305,019      $     2,147,604
     Adjustments to reconcile net income to
                  net cash used in operating activities:
        Depreciation and amortization                                  1,103,267            1,003,165
        Change in reserve for doubtful accounts                        1,094,852              837,747
        Notes received for franchise sales                            (4,083,068)          (3,438,878)
        Notes received other than for franchise sales                   (711,001)            (978,401)
     Changes in assets and liabilities:
        Accounts and interest receivable                                 246,957               (4,356)
        Receivables / payables to related parties, net                   (67,234)            (225,501)
        Inventories                                                        1,226              (18,366)
        Prepaid expenses                                                 (85,061)            (457,082)
        Income tax receivable                                                 --               (5,599)
        Deferred tax asset                                                 4,632                   --
        Accounts payable and accrued liabilities                         149,862              571,373
        Deferred franchise sales revenue                                (176,034)             (86,144)
        Other                                                             27,814               (7,388)
                                                                 ---------------      ---------------
  Net cash used in operating activities                                 (188,769)            (661,826)
                                                                 ---------------      ---------------

Investing activities:
    Collections of notes receivable                                    2,051,324            2,079,151
    Purchases of property and equipment                                 (473,466)            (900,662)
    Purchases of franchise rights                                             --             (226,795)
    Purchases of other assets                                           (334,875)             (59,539)
    Purchases of marketable securities                                   (10,203)             (12,116)
    Sale of other assets                                                      --              108,291
    Increase in unrealized gain on marketable securities                  29,256                3,627
    Advances to related parties                                         (117,528)                  --
    Collections on notes receivable from related parties                      --                8,613
                                                                 ---------------      ---------------
  Net cash provided by investing activities                            1,144,508            1,000,570
                                                                 ---------------      ---------------

Financing activities:
    Proceeds from exercise of stock options                              269,319              105,803
    Proceeds from borrowings                                                  --              695,715
    Payments on borrowings                                              (999,887)          (1,181,467)
                                                                 ---------------      ---------------
  Net cash used in financing activities                                 (730,568)            (379,949)
                                                                 ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                     225,171              (41,205)
Cash and cash equivalents, beginning of period                         1,486,256              790,151
                                                                 ---------------      ---------------

Cash and cash equivalents, end of period                         $     1,711,427      $       748,946
                                                                 ===============      ===============

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

         o Zorware, Inc. ("Zorware") markets and supports certain software applications for license to our franchisees as well as other customers.

NOTE 2. BASIS OF PRESENTATION

A. PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include The Dwyer Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

B. INTERIM DISCLOSURES

The information as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and September 30, 2002 is unaudited but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and with other filings with the SEC.

The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). This interpretation addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is applicable to variable interests in a VIE created before February 1, 2003, and is effective at the end of the first interim or annual period ending after December 15, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that VIE's will be consolidated or information about VIE's will be disclosed. As of the date of this filing, the Company is still assessing the impact of FIN 46 on its consolidated financial statements and it is uncertain as to future consolidations and disclosures.

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

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, net income and earnings per common share for the nine months ended September 30, 2003 and September 30, 2002 would approximate the pro forma amounts below:

                                                                                          2003                  2002
                                                                                     ---------------      ---------------
         Net income, as reported                                                     $     2,305,019      $     2,147,604
         Deduct: Total stock-based employee compensation expense
               determined under fair value based methods for all awards,
               net of tax effects                                                            (48,000)             (48,000)
                                                                                     ---------------      ---------------
         Pro forma net income                                                        $     2,257,019      $     2,099,604
                                                                                     ===============      ===============

         Net income per share
            Basic, as reported                                                       $           .32      $           .31
            Basic, pro forma                                                         $           .32      $           .30
            Diluted, as reported                                                     $           .31      $           .29
            Diluted, pro forma                                                       $           .30      $           .28

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future results.

NOTE 4. MERGER TRANSACTION

On October 30, 2003, the shareholders of the Company approved a merger whereby the Company became a wholly owned subsidiary of TDG Holding Company. As a result of the merger, the Company ceased to be an independent, publicly traded company and is no longer listed on the NASDAQ Stock Market. For further information see "Definitive Proxy Statement-Merger" filed with the Securities and Exchange Commission on October 2, 2003.



                     THIS SECTION LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all dollar amounts are rounded to the nearest thousand. Percentages represent the change from the comparable amount from the previous year. Note references refer to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital ratio was approximately 1.9 to 1 at September 30, 2003 as compared to 1.6 to 1 at December 31, 2002. We had working capital of approximately $3,404,000 at September 30, 2003 as compared to approximately $2,713,000 at December 31, 2002. For the remainder of fiscal 2003, we expect to fund working capital requirements primarily through operating cash flow. At September 30, 2003, we had cash and cash equivalents of approximately $1,711,000, and marketable securities of approximately $588,000.

In September 2002, we secured an increase in our line of credit with our bank to $1 million.

Cash in the amount of $189,000 was used by operating activities in the first nine months of 2003, as compared to $662,000 used by such activities for the same period in 2002. In 2003, cash was generated primarily by a net profit of $2,305,000, depreciation and amortization of $1,103,000, a change in the reserve for doubtful accounts of $1,095,000, an increase in accounts payable and accrued liabilities of $150,000, and a decrease in accounts and interest receivable of $247,000; this was more that offset by an increase in notes receivable of $4,794,000, an increase in prepaid expenses of $85,000, an increase in receivables from related parties of $67,000, and a decrease in deferred franchise sales in the amount of $176,000. In 2002, cash was generated primarily by a net profit of $2,148,000, depreciation and amortization of $1,003,000, a change in the reserve for doubtful accounts of $838,000, an increase in accounts payable and accrued liabilities of $411,000, and an interest rate SWAP adjustment of $160,000; this was more that offset by an increase in notes receivable of $4,417,000, an increase in prepaid expenses of $457,000, an increase in receivables from related parties of $226,000, and a decrease in our deferred franchise sales in the amount of $86,000.

In the first nine months of 2003, we generated $1,145,000 from investing activities. This resulted primarily from collections of notes receivable of $2,051,000, which was partially offset by the purchase of property and equipment of $473,000, the purchase of other assets for $335,000, and advances to related parties in the amount of $118,000. For the same period in 2002, we generated $1,001,000 from investing activities. This resulted primarily from collections of notes receivable of $2,079,000 and the sales of assets for $108,000, which was partially offset by the purchase of property and equipment for $901,000 and the purchase of franchise rights for $227,000.

Cash in the amount of $731,000 was used by financing activities in the first nine months of 2003. Proceeds from the exercise of stock options of $269,000, were more that offset by payments on borrowings of $1,000,000. For the same period in 2002, $380,000 was used by financing activities. Proceeds from borrowings of $696,000 and proceeds from the exercise of stock options of $106,000, were more that offset by payments on borrowings of $1,181,000.

We are not aware of any trend or event, which would potentially adversely affect our liquidity. In the event such a trend would develop, management believes that we have sufficient funds and credit available to satisfy the working capital needs of the business.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

Total revenues for the nine months increased by $1,680,000 (8.8%) to $20,766,000 in 2003 from $19,086,000 in 2002. This increase is due to increases in the following revenue categories: royalties - $735,000 (7%); franchise fees - $1,504,000 (32%); interest - $111,000 (20%); and other - $83,000 (15%), partially offset by a decrease in sales of products and services - $754,000
(27%).

Royalty revenues increased from each of the following franchise concepts:

         Mr. Rooter                $ 462,000            11%
         Rainbow                   $ 133,000             7%
         Mr. Appliance             $  48,000            25%
         Aire Serv                 $ 101,000            18%

In addition to the above, royalties from our Canadian and other foreign operations increased by $44,000 (9%).

The above increases were partially offset by a decrease in royalties from Glass Doctor - $53,000 (3%). Royalties from Mr. Electric were flat as compared to last year.

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

The increase in franchise fee revenues was due to increases from each of our franchise concepts: Mr. Rooter - $543,000 (41%); Glass Doctor - $941,000 (106%); Aire Serv - $86,000 (14%); Mr. Appliance - $121,000 (39%); and Mr. Electric - $197,000 (27%).

The above increases were partially offset by a decrease in franchise sales from our Canadian and other foreign operations of $76,000 (65%); and a decrease in franchise sales from Rainbow - $309,000 (39%).

Sales of products and services decreased by $754,000 (27%), due primarily to the loss of a major National Accounts customer.

Interest income increased by $111,000 (20%) due to an increase in trade notes receivable related to the sale of franchises.

General and administrative expenses increased by $1,506,000 (13%), due to additional costs and personnel associated with the increase in overall revenues. We increased the number of franchise sales department personnel in order to help obtain the 32% growth in franchise sales revenues. We have also increased our support team to facilitate the implementation of new training initiatives and to handle new franchisees.

Due to the decrease in product and service sales, costs associated with such sales decreased by $576,000 (25%).

Depreciation and amortization decreased by $100,000 (10%) due primarily to purchases of additional property, plant, and equipment.

Interest expense decreased by $250,000 (63%) due to a reduction in overall debt and due to amounts recorded in 2002 related to an interest rate SWAP agreement.

Merger related expenses in 2003 pertain to the merger transaction completed on October 30th of this year.

We reported net income of $2,305,000 for the nine months ended September 30, 2003 as compared to net income of $2,148,000 for the same period in 2002.

For the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

Total revenues for the quarter increased by $1,043,000 (16%) to $7,586,000 in 2003 from $6,543,000 in 2002. This increase is due to an increase of $377,000 (10%) in royalties, an increase of $825,000 (48%) in franchise fees, an increase of $27,000 (14%) in interest income, and an increase of $35,000 (19%) in other revenues. These increases were partially offset by a decrease in the sale of products and services of $222,000 (26%).

Royalty revenues increased for each of our franchise concepts as follows:

         Mr. Rooter                $ 159,000           11%
         Rainbow                   $ 112,000           16%
         Glass Doctor              $  13,000            2%
         Aire Serv                 $  42,000           21%
         Mr. Appliance             $  20,000           31%
         Mr. Electric              $   2,000            1%

In addition to the above, royalties from our Canadian and other foreign operations increased by $29,000 (19%).

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

Franchise sales revenues increased by $825,000 (49%) from 2002 to 2003. Increases from: Glass Doctor - $397,000 (88%); Aire Serve - $134,000 (73%); Mr. Rooter - $155,000 (45%); Mr. Electric $442,000 (299%) and Mr. Appliance - $9,000
(6%) were partially offset by a decrease from Rainbow - $254,000 (70%).

In addition to the above, franchise sales from our Canadian and other foreign operations decreased by $58,000.

Sales of products and services decreased by $222,000 (26%), primarily due to decreases in sales to a few major National Accounts customers.

Interest income increased by $27,000 (14%) due to an increase in trade notes receivable related to the sale of new franchises.

General and administrative expenses increased by $674,000 (17%). This increase is primarily due to additional costs and personnel associated with the increase in overall revenues. We have increased the number of franchise sales department personnel in order to help obtain the 49% growth in franchise sales revenues. We have also increased our support team to facilitate the implementation of new training initiatives and to handle new franchisees.

Due to the decrease in product and service sales, costs associated with such sales decreased by $190,000 (27%).

Depreciation and amortization increased by $26,000 (7%) due primarily to purchases of additional property, plant, and equipment.

Interest expense decreased by $147,000 (85%) due to a reduction in overall debt and due to amounts recorded in 2002 related to an interest rate SWAP agreement.

Merger related expenses in 2003 pertain to the merger transaction completed on October 30th of this year.

We reported net income of $1,097,000 for the quarter ended September 30, 2003 as compared to net income of $849,000 for the same period in 2002.

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


                     THIS SECTION LEFT INTENTIONALLY BLANK.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company has contractual obligations and commitments primarily in regard to payment of debt and lease arrangements.

                                                                           PAYMENTS DUE BY PERIOD
                                             -------------------------------------------------------------------------------------
                                                                                                          Beyond
Contractual Obligations                         2003           2004           2005           2006           2007          Total
                                             ----------     ----------     ----------     ----------     ----------     ----------
   Long-Term Debt                            $       88     $      468     $      257     $    1,966     $       --     $    3,031
   Operational Lease Commitments                     --             --             --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------     ----------

Total Contractual Obligations                $       88     $      468     $      257     $    1,966     $       --     $    3,031
                                             ==========     ==========     ==========     ==========     ==========     ==========

RECENT EVENTS

On October 30, 2003, the shareholders of the Company approved a merger whereby the Company became a wholly owned subsidiary of TDG Holding Company. As a result of the merger, the Company ceased to be an independent, publicly traded company and is no longer listed on the NASDAQ Stock Market. For further information see "Definitive Proxy Statement-Merger" filed with the Securities and Exchange Commission on October 2, 2003.


                     THIS SECTION LEFT INTENTIONALLY BLANK.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision of management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14 as of September 30, 2003. Based on that evaluation, its Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in its internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.



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

                  NONE


                     THIS SECTION LEFT INTENTIONALLY BLANK.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 2003            The Dwyer Group, Inc.

                                   By: \s\ Thomas Buckley
                                      ------------------------------------------
                                           Thomas Buckley
                                           Vice President and Chief Financial
                                           Officer